Form 10-K
period 2010-12-31
JDA SOFTWARE GROUP INC
filed 2011-03-01
CIK 1006892

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act  Yes ☐     No ☑

The approximate aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing sales price of such stock as reported by the NASDAQ Stock Market) on June 30, 2010 was approximately $883 million. The number of shares of common stock, $0.01 par value per share, outstanding as of February 22, 2011 was 42,218,776.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference

Portions of the Proxy Statement for the registrant’s 2010	Items 10, 11, 12, 13 and 14 of Part III
Annual Meeting of Stockholders are incorporated by
reference into Part III of this Form 10-K

PART I
Item 1B.	Unresolved Staff Comments — None	22
Item 2.	Properties	22
Item 3.	Legal Proceedings	22
Item 4.	Removed and Reserved	22

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	23
Item 6.	Selected Financial Data	24
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 8.	Financial Statements and Supplementary Data	42
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure -	42
Item 9A.	Controls and Procedures	42
Item 9B.	Other Information — None	43
	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	44

PART III
Item 10.	Board of Directors, Executive Officers and Corporate Governance	45
Item 11.	Executive Compensation	45
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	45
Item 13.	Certain Relationships and Related Transactions, and Director Independence	45
Item 14.	Principal Accountant Fees and Services	45

PART IV
Item 15.	Exhibits and Financial Statement Schedules	46
	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	47
	JDA SOFTWARE GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS	48
	JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME	49
	JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)	50
	JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS	52
	JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS	53
	JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Three Years Ended December 31, 2009 (in thousands, except percentages, shares, per share amounts or as otherwise stated)	54
EX-10.1
EX-10.8
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

Recent Developments

Legal Proceedings (see Note 12“Legal Proceedings” to our Condensed Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K, and is incorporated by reference herein).  On December 2, 2010, we met with Dillard’s for a mediation session. During that mediation session, settlement offers were exchanged, but no agreement was reached. Therefore, on December 23, 2010 i2 Technologies, Inc. (“i2”), which was acquired by JDA Software Group, Inc. (the “Company”) on January 28, 2010, filed a Notice of Appeal to the Dallas Court of Appeals. We currently estimate the potential loss for this matter to range between $19 million (the highest settlement offer exchanged) and $237 million (representing a maximum award for lost profits, punitive damages and pre-judgment interest), plus post-judgment interest. The appeals process is not expected to be resolved prior to the end of 2011. There can be no assurance that it will be successful or that the litigation will be settled on terms acceptable to JDA. Management has determined that the best estimate of the potential outcome of this matter is $19.0 million, of which $5.0 million was recorded on the opening balance sheet of i2 following JDA’s acquisition of i2 in January 2010 and $14.0 million was recorded in December 2010 in the Consolidated Statements of Income under the capital “Litigation provision” and in Consolidated Balance Sheets under the caption “Accrued expenses and other liabilities.”

As previously reported, on April 29, 2009, i2 filed a lawsuit against Oracle Corporation in the United States District Court for the Eastern District of Texas, alleging infringement of i2 patents related to supply chain management, available to promise software and other enterprise applications. On April 22, 2010, Oracle Corporation filed counterclaims against i2 and the Company (of which i2 is now a wholly-owned subsidiary), alleging infringement of certain Oracle Corporation patents. On February 25, 2011, the Company, i2 and Oracle Corporation entered into a settlement agreement (the “Agreement”). Under the Agreement, the parties entered into a cross-license arrangement and dismissed their respective litigation claims related to the patent infringement dispute with prejudice. In addition, the Company is entitled to receive a one-time cash payment of $35.0 million from Oracle Corporation, payable within seven days of the Agreement date, as well as a $2.5 million license and technical support credit from Oracle Corporation that must be used by the Company within two years. The Company intends to account for this settlement as a reduction of operating expenses in the first quarter of 2011 under the caption “Litigation Settlement” in the consolidated statement of income.

We May Make Additional Strategic Acquisitions.  Acquisitions have been, and we expect they will continue to be, an integral part of our overall growth plan. We believe strategic acquisition opportunities will allow JDA to continue to strengthen its position as a leading supply chain management software and services provider. Our intent is to seek acquisition opportunities that complement our current software and services offerings. We may make future acquisitions that are significant in relation to the current size of JDA or smaller acquisitions that add specific functionality to enhance our existing product suite. If the Dillard’s litigation continues for an extended period of time it may delay us in making acquisitions, though we do not currently expect any delay to be significant.

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

Industry Overview

Organizations rely on various types of enterprise software solutions to optimize their business processes in order to enhance revenue growth and control expenses. The enterprise software market includes both vertically-specialized solutions such as supply chain management (“SCM”) solutions, as well as horizontal business applications such as ERP suites, business intelligence applications, customer relationship management (“CRM”) solutions, analytical applications and other financial and operational software.

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

The SCM market is expected to grow by approximately 7% annually, from approximately $6.2 billion of revenues in 2009 to approximately $8.8 billion in 2014, according to Gartner’s December 2010 publication entitled “Forecast: Enterprise Software Markets, Worldwide, 2009-2014, 4Q10 Update.” The SCM software market is segmented into the following categories (sub-segment size in 2009 is noted in parentheses):

•	Supply Chain Planning (Approximately $2.3 Billion): Provides planning, what-if analysis capabilities and management of real-time demand commitments to optimize the delivery of goods and services and relay information from suppliers to customers;

•	Supply Chain Execution (Approximately $1.8 Billion): Performs the efficient procurement and supply of goods, service and information across enterprise boundaries to meet customer-specific demand;

•	Procurement (Approximately $2.0 Billion): Creates an optimal set of suppliers and establishes the terms of trade to balance cost, quality and risk; and

•	Service Parts Planning (Approximately $0.1 Billion): Enables service organizations to help manage the growing number of parts and part locations.

Key growth drivers for the SCM market include:

•	Increased Complexity in Global Supply Chain Networks: The ongoing globalization of supply chain networks has added significant complexity for manufacturers, distributors and retailers. Increased complexity comes from the multiple sources of supply that companies must manage and the volatility in raw materials and labor costs, as well as the transportation challenges associated with increased imports from distant suppliers. All of these factors require companies to improve the sophistication of their supply chain processes if they are to avoid costly errors.

•	Efficiency Gains in the Recent Recession Must Be Maintained: The recent recession drove many companies to cut costs and reduce working capital. As markets start to recover, companies are looking for ways to maintain the efficiencies garnered and keep costs low. We believe that continued expansion of sophisticated SCM software will be necessary to keep costs low and enable growth.

•	Continued Shift from Niche Vendor Offerings to SCM Suite Vendors: We believe that companies are increasing their demand for integrated planning and execution software suites which connect previously disconnected decision making processes, rather than specialized, narrow applications. JDA’s SCM solutions are a leading example of an integrated planning and execution suite in the field of SCM.

•	Trend Towards Enterprise Software Solutions Focused on Industry Verticals: Many of the world’s leading companies have already implemented ERP systems to manage their infrastructure. However, having completed this process, they now realize that the limited SCM capabilities of the ERP suites available today create an unacceptable risk to the performance of the business. The combination of a best of breed suite of SCM solutions combined with an ERP backbone is becoming recognized as the most common IT strategy being deployed by leading companies globally.

•	Shift Towards Enterprise Software Delivered as a Service: We believe that companies are increasingly interested in purchasing SCM capabilities as a service rather than as a traditional ‘behind the firewall’ implementation. JDA’s Managed Services has been developed to enable delivery of JDA solutions as a service. We expect the revenues from this line of business to complement existing lines of business and create growth for JDA.

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

Our product suites include the following:

Planning and Optimization Solutions

•	Demand Management solutions to establish the demand plan leveraged by most of our planning suite. The establishment of an accurate demand plan at every level of the supply chain is the basis of improved balancing of supply with demand and the foundation for optimized profits. Our demand planning solutions enable companies to plan demand for products and other resources such as labor. Improved demand planning reduces inventory working capital costs and increases revenues by reducing lost sales;

•	Allocation, Replenishment and Fulfillment solutions optimize the planning and execution of orders and inventory strategies to meet the requirements of the demand plan;

•	Merchandise Planning solutions enable businesses to establish strategic plans and expand those strategies into detailed buying and resourcing plans that support the requirements of the demand plan. Our merchandise planning solutions also help businesses develop metrics, including sales, margins or turns across functional organizations, to optimize strategic financial and operating planning activities;

•	Assortment Management solutions enable businesses to plan, manage and optimize localized assortment offerings matched to specific consumer demand. Our assortment management solutions support the definition of assortment strategies, assortment optimization and end-to-end assortment execution through the supply chain;

•	Space and Category Management solutions that enable the planning and execution of category and merchandise plans, which determine the physical allocation of shelf space and the presentation of merchandise in stores designed to achieve demand-driven precision merchandising and assortment management;

•	Price Optimization and Revenue Management solutions that enable a variety of industries to optimize their profits by managing the pricing and availability of finite time sensitive capacity, such as hotel rooms, as well as physical inventory;

•	Transportation Planning solutions that enable companies to plan the sourcing of transportation capacity to optimize the movement of goods through the supply chain in the most cost effective manner to meet the requirements of the demand plan;

•	Supply and Manufacturing solutions that enable companies to optimize the utilization of manufacturing resources and materials to the creation of products to satisfy the needs of the demand plan across the supply chain network;

•	Network and Inventory Optimization solutions that enable organizations to plan the flow of goods end-to-end through the various nodes in their supply chain to achieve maximum profitability, optimize service levels, respond to unexpected changes in demand and maximize profits;

•	Supplier Relationship Management solutions that enable companies to manage how they source products for their manufacturing processes to ensure optimal pricing, terms and the most efficient use of raw material or sub-assemblies; and

•	Workforce Planning solutions designed to optimize the allocation of labor to support the execution of the sales, distribution or production plan.

Transaction Systems

•	Merchandise Operations Systems that enable retailers to manage their inventory, product mix, pricing and promotional execution at the corporate level and enhance the productivity and accuracy of warehouse processes;

•	Transportation and Logistics Management solutions that are designed to enable manufacturers, distributors, retailers, shippers, consignees, carriers, trading partners and logistics service providers to effectively manage the complexities of transportation and logistics, including multiple modes of transport such as by air, rail, sea and road;

•	Contract Manufacturing solutions for manufacturers of aerospace and defense products including order management, repair management and financial management; and

•	Store Systems that provide retailers with point-of-sale, labor management and back office applications to capture, analyze and transmit certain sales, store inventory and other operational information to corporate level merchandise operations systems.

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

•	Supply Chain. This reportable business segment includes all revenues related to applications and services sold to customers in the supply chain management market. The majority of our products are specifically designed to provide customers with one synchronized view of product demand while managing the flow and allocation of materials, information, finances and other resources across global supply chains, from manufacturers to distribution centers and transportation networks to the retail store and consumer (collectively, the ‘‘Supply Chain”) . This segment combines all revenues previously reported by the Company under the Retail and Manufacturing and Distribution reportable business segments and includes all revenues related to i2 applications and services.

•	Pricing and Revenue Management (previously known as Services Industries). This reportable business segment includes all revenues related to applications and services sold to customers in service industries such as travel, transportation, hospitality, media and telecommunications. The Pricing and Revenue Management segment is centrally managed by a team that has global responsibilities for this market.

Disclosures of certain financial information regarding our business segments and geographic regions are included in our consolidated financial statements as of December 31, 2010 and 2009, and for each of the years in the three-year period ended December 31, 2010, which are included elsewhere herein.

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

JDA plans to continue to expand through a combination of organic growth and acquisition, and intends to implement the following strategies:

Focus on Core Competency:  Supply chain products and services help customers cut costs by improving efficiency and growing revenues by better matching demand with supply. Even in the recent recession our customers continued to license and purchase JDA’s products because of their high return on investment, creating a business opportunity for the company. We plan to continue to focus on the supply chain management space, utilizing our deep expertise and expanding our product offerings and end-markets.

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

•	Leverage our Managed Services Value Proposition: We intend to leverage the investment we have made in our managed services organization over the past two years to drive organic revenue growth in 2011. We believe our managed services offerings provide both new and existing customers with an effective alternative to reduce their costs of operations, to operate effectively with constrained resources, leverage outside domain expertise to augment their personnel and improve the value they can derive from JDA products.

•	Introduce a Mid-Market Supply Chain Offering: We have developed a configured, supply chain offering for mid-sized companies that can be quickly implemented in order to optimize supply chain processes and provide a platform for growth. The offering is built around the best practices that have been integrated into JDA products and services over our more than 25 years of supply chain experience.

Maintain Competitiveness Through Low-Cost Delivery Models:  In 2008, we outlined a strategy to expand our operations in India and create a Center of Excellence (“CoE”) in Hyderabad, India. We continue to execute plans to grow the size and capabilities of this CoE facility. The CoE is designed to complement and enhance our existing on-shore business model across multiple activities including research and development, customer support, services and internal administration, supporting our growth with high quality services at a lower cost structure. As a result of our acquisition of i2, our CoE capabilities and capacity have been significantly expanded with the addition of a second location in Bangalore, India.

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

Product Strategy

In April of 2010 we launched a multi-year product roadmap that will result in the merging of the acquired i2 suite of products and underlying technologies with the existing JDA product suite. This merging process is well underway and as of the end of 2010 we are on track with our plans. When completed, the resulting suite of SCM, merchandising and pricing solutions will be one of the most comprehensive offerings ever made available to our target market. We expect the unique capabilities of this broad suite of products to drive large multi-product suite purchases, enhance cross-selling opportunities and enable JDA to maintain its competitive leadership.

In 2011 our product strategy is starting the transition from a product orientation to a solution orientation. This process allows customers to implement suites of JDA products to obtain enhanced business benefit by connecting business processes across the enterprise and with trading partners.

As we continue to develop our Managed Services offerings, we are increasingly capable of delivering our advanced solutions as a service. We expect this trend to form a growing part of JDA’s go-to-market offering in the coming years. We believe the early success achieved by our Managed Services business indicates customer readiness to purchase solutions in this paradigm.

Investment Protection Program

We have established an Investment Protection Program to protect our customers’ investment in JDA products as we migrate to new technology platforms and merge the i2 Technologies solutions in accordance with our published product roadmap. Under the Investment Protection Program, existing maintenance paying customers are provided with the right to like-for-like functionality in a new technology platform without the need to pay an additional license fee subject to certain conditions, including a requirement that the new solution has no more than minimal differences in price, features and functionality from the existing products. Customers will pay any required third-party charges associated with the new technology platform.

Services

The key components of our services are as follows:

Maintenance Services

•	Customer Support Solutions. We offer comprehensive customer support solutions to help customers optimize their investment in our products. Our standard maintenance services agreement entitles customers to receive unspecified new product releases (exclusive of those that introduce significant new functionality), comprehensive error diagnosis and correction, global phone, email and internet support, a customer relationship management portal that provides 24 x 7 self-service for managing and reporting issues, and access to an online user community and searchable solution knowledge-base. Customers have the option of choosing maintenance service programs that extend hours of coverage, incorporate support for custom configurations, or provide special attention through periods of high activity or upgrade processing. The vast majority of our customers have participated in one or more of our customer support solutions programs. Support renewal trends in our install-base remain strong with our average annualized retention rate for 2010 at approximately 96%.

Consulting Services

•	Implementation Services. Our implementation services group consists of project managers, business consultants, systems analysts and technical personnel with extensive retail, manufacturing, and distribution industry experience. The implementation services group assists our customers in all phases of systems implementation, including program and project management, business process analysis and design, systems planning and design, customer-specific configuration of application modules and on-site implementation or conversion from existing systems. We also offer a variety of post-implementation services designed to maximize our customers’ return on their software investment, which include enhanced utilization reviews, system and process health checks, upgrade assessment and planning and executive strategic planning sessions. Implementation services are generally billed bi-weekly on an hourly basis or pursuant to the terms of a fixed price contract. In addition, we augment our services on large-scale implementations and extensive business process re-engineering projects with third-party business partners, consulting firms and system integrators. Implementation engagements have typically ranged from one month for certain Space & Category Management solutions to over two years for our larger Merchandise Operations Systems, Demand Management and Allocation, Replenishment & Fulfillment solutions; however, the time required to complete a project can vary significantly based on the size and supply chain complexity of the customer as well as the number and type of applications being implemented.

•	Strategic Business Services. We offer Strategic Business Services that provide high-level strategic consulting and assistance to our customers before, during and after the implementation of technology by aligning and integrating business activities, organizational structure, performance measures and systems processes to achieve maximum effectiveness.

•	Performance Engineering Services. We provide a range of technical services that enable our customers to optimize the interactions between our software solutions and industry standard technologies including database software, operating systems, middleware, and hardware and networks. We also offer specific performance tuning and re-engineering services to enhance throughput and response time of our solutions, and to optimize the use of networks and storage devices.

•	Training Services. We offer a comprehensive education and training program for our customers, associates and business partners through our Training Services. Training Services include multimodal process and solution training, role-based certification tracks, benchmarking surveys and services and best practice/business strategy information. Training Services features a curriculum for each of our software solutions, and prepaid bundled training packages that range from basic overviews, implementation and technical/developer classes to business process education and key topics and techniques for the supply chain. Courses are offered at our in-house classroom facilities, and through customized on-site classes. In addition, we offer JDALearn.com, a web-based education alternative sold on a subscription basis, which provides online learning in areas such as replenishment and allocation, category management, space and floor planning, and merchandise planning. We also license our training content and provide services to customize the content to fit specific customer needs.

•	Managed Services. Our Managed Services, which we began offering in late 2009, expands our existing hosted services and includes: (i) outsourced operations for information technology, data and application management and hosting; (ii) workforce augmentation; (iii) management of process and user information; (iv) business process execution services including analysis and recommendations; and (v) business optimization services such as network design, demand classification, inventory policy and channel clustering. We also offer enhanced support services that provide customers with difficult to find technical and database administration skills, and an outsource alternative to help desk and other information technology services. We believe our Managed Services offering provides customers with effective alternatives to reduce their costs of operations, operate effectively with constrained resources, leverage outside domain expertise to augment their personnel and improve the value they derive from their JDA products.

Sales and Marketing

We market our products and services primarily through our direct sales force, and have created dedicated sales organizations in each of our geographic regions. We continue to develop a network of value-added resellers, or VARs, and other marketing and indirect sales alliances that support and help us attain our goals. We use VARs extensively in our European and Asian regions and we believe this model helps us to achieve a stronger presence in those geographies within these diverse markets where we do not have direct operations. Our partners enable us to operate with broader international coverage than would be possible if we undertook all of our sales activities directly. JDA has also been expanding relationships with systems integrators to assist with delivery of services on many of our larger projects involving larger Tier One customers.

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

Competition

We believe that although our markets are subject to intense competition, the number of competitors in many of our application markets has decreased over the past five years. We believe the principal competitive factors in our markets are (i) reputation for delivering successful projects, (ii) feature and functionality, (iii) available deployment models that accelerate the time to value, (iv) product and services reputation, (v) performance and scalability, (vi) the quality of customer base, (vii) the perception of vendor viability, (viii) retail and supply chain industry expertise, (ix) total cost of ownership, (x) technology platform and (xi) quality of customer support across multiple regions for global customers.

We have two types of competitors: the first type being composed of Oracle Corporation (“Oracle”) and SAP AG, two large horizontal software companies that have each increased their presence in the retail and manufacturing marketplace over the past few years, and the second type being the smaller point solution providers who typically focus on limited solution areas. We believe that Oracle and SAP AG represent our more important long-term competitors as we expand our product offerings and compete head-to-head with them on broader system selection opportunities. We also expect Oracle and SAP AG to provide more aggressive competition for us due to the strength of their brands, financial resources and their position in the enterprise software market.

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

We license and integrate technology from third parties in certain of our software products. Examples of third-party software imbedded in our products include the following: the WebLogic application from BEA Systems, Inc. (acquired by Oracle) or the IBM Websphere applications for use in most of the JDA Enterprise Architecture and ABPP platform solutions; the IBM InfoSphere DataStage Application Server for use in our Enterprise Planning and merchandising systems, Cognos (acquired by IBM) for use in JDA Reporting and JDA Analytics; iLog CPlex (acquired by IBM) for use in certain of our transportation, scheduling, supply chain planning and network optimization applications; the Uniface client/server application development technology from Compuware, Inc. for use in Portfolio Merchandise Management; certain applications from Silvon Software, Inc. for use in Merchandise Performance Analysis and Java technologies from Sun Microsystems (acquired by Oracle) for use in certain of our Demand Management, Allocation, Replenishment and Fulfillment, Transportation and Logistics Management and Store Systems applications. Our third party licenses generally require us to pay royalties and fulfill confidentiality obligations. We also resell Oracle database licenses.

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

Employees

As of February 22, 2011, we had approximately 3,000 employees. Our employees in Germany are represented by a Works Council. Although there are no formal employee representative bodies in other countries, the employees of certain of our foreign subsidiaries are covered by national, regional or sectoral collective agreements as required by statute or standard local practice. We believe that our relations with our employees are good and we have never had a work stoppage.

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

We may not be able to do any of these successfully, and our failure to do so is likely to have a negative impact on our operating results and cash flows, which could affect our ability to make payments on the $275 million principle 8.0% Senior Notes issued in December 2009.

We have a substantial amount of debt, which could impact our ability to obtain future financing or pursue our growth strategy.

In order to complete the acquisition of i2 in January 2010, we incurred $275 million of long-term debt through the issuance of Senior Notes. Cash flow from operations was $65.2 million, $96.5 million and $47.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Our indebtedness could have significant adverse effects on our business, including the following:

•	we must use a substantial portion of our cash flow from operations to pay interest on our indebtedness, which will reduce the funds available to us for operations and other purposes;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•	our indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt;

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited;

•	our indebtedness may make us more vulnerable to economic downturns and adverse developments in our business; and

The instruments governing the Senior Notes contain, and the instruments governing any indebtedness we may incur in the future may contain, restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all or a portion of our outstanding indebtedness.

Payments on our indebtedness will require a significant amount of cash.

As a result of financial, business, economic and other factors, many of which we cannot control, our business may not generate sufficient cash flow from operations in the future and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness, including our outstanding notes, or to fund other liquidity needs. If we do not have sufficient cash resources in the future, we may be required to refinance all or part of our then existing debt, sell assets, issue stock or borrow more money. There can be no assurance that we will be able to accomplish any of these alternatives on terms acceptable to us or at all. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives.

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

Software license revenues in any quarter depend substantially upon contracts signed and the related delivery of software in that quarter. Because of the timing of our sales, we typically recognize the substantial majority of our software license revenues in the last weeks or days of the quarter. In addition, it is difficult to forecast the timing of large individual software license sales with a high degree of certainty due to the extended length of the sales cycle and the generally more complex contractual terms that may be associated with such licenses that could result in the deferral of some or all of the revenue to future periods. Our customers and potential customers, especially for large individual software license sales, are increasingly requiring that their senior executives, board of directors and significant equity investors approve such purchases without the benefit of the direct input from our sales representatives. As a result, we may have less visibility into the progression of the selection and approval process throughout our sales cycles, which in turn makes it more difficult to predict the quarter in which individual sales will occur, especially in large sales opportunities.

We are also at risk of having pending transactions abruptly terminated if the boards of directors or executive management of our customers decide to decrease their information technology budgets. When this type of behavior occurs among existing or potential customers, then we may face a significant reduction in new software sales. We have seen an increasing number of our prospects indicate to us that they can sign agreements prior to the end of our quarter, when in fact their approval process precludes them from being able to complete the transaction until after the end of our quarter. In addition, because of the current economic condition, we may need to increase our use of alternate licensing models that reduce the amount of software revenue we recognize upon shipment of our software.

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

Litigation could harm our business.

We may be subject to legal proceedings and claims involving customer, stockholder, consumer, competition and other issues on a global basis. As described in “Item 15, Note 12 — Legal Proceedings” in Part IV of this Form 10-K, we are currently engaged in a number of legal proceedings, including litigation with Dillard’s and a group of former i2’s shareholders. These legal proceedings are subject to inherent uncertainties, and unfavorable rulings could occur and could have a material adverse effect on our business, financial position, results of operations or cash flows.

We may have difficulty developing our new managed services offering, which could reduce future revenue growth opportunities.

We have limited experience operating our applications for our customers under our Managed Services offering, either on a hosted or remote basis. We began these services in late 2009 and through December 31, 2010 they represented a very small part of our revenues. We have hired management personnel with significant expertise in operating a managed services business, and we have begun to make capital expenditures for this business. We may encounter difficulties developing our Managed Services into a mature services offering, or the rate of adoption by our customers may be slower than anticipated. If our Managed Services business does not grow or operate as expected, it could divert management resources, harm our strategy and reduce opportunities for future revenue growth.

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

We may need to litigate to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. As a result of any such litigation, we could lose our ability to enforce one or more patents or incur substantial unexpected operating costs. Any action we take to enforce our intellectual property rights could be costly and could absorb significant management time and attention and could result in counterclaims, which, in turn, could negatively impact our operating results. In addition, failure to protect our trademark rights could impair our brand identity.

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

We encounter competitive products from a different set of vendors in many of our primary product categories. We believe that while our markets are subject to intense competition, the number of competitors in many of our application markets has decreased over the past five years. We believe the principal competitive factors in our markets are feature and functionality, the depth of planning and optimization provided and available deployment models. We compete on the basis of our reputation for delivering successful projects that deliver valuable results, our product features and functionality, available deployment models that accelerate the time to value, the reputation of our products and services, the performance and scalability of our products, the quality of our customer base, the perception of vendor viability, our retail and supply chain industry expertise, our lower total cost of ownership, and quality of customer support across multiple regions for global customers.

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

We face competition from low-cost off-shore service providers and smaller boutique consulting firms. This competition is expected to continue and our on-shore hourly rates are much higher than those offered by these competitors. As these competitors gain more experience with our products, the quality gap between our service offerings and theirs may diminish, resulting in decreased revenues and profits from our consulting practice. In addition, we face increased competition for services work from ex-employees of JDA who offer services directly or through lower cost boutique consulting firms. These competitive service providers have taken business from JDA and while some are still relatively small compared to our consulting services business, if they grow successfully, it will be largely at our expense. We continue to attempt to improve our competitive position by further developing and increasing the utilization of our offshore consulting services at our CoE facilities in Hyderabad and Bangalore; however, we cannot guarantee these efforts will be successful or enhance our ability to compete.

There are many risks associated with international operations, which may negatively impact our overall business and profitability.

International revenues represented approximately 44% of our total revenues for the year ended December 31, 2010 and approximately 40% of our total revenues in the two years ended December 31, 2009 and, 2008 on both an actual and pro forma basis, after giving effect to the acquisition of i2, and we expect to generate a significant portion of our revenues from international sales in the future.

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

•	higher operating costs due to the need to comply with local laws or regulations;

•	lower margins on consulting services;

•	competing against low-cost service providers;

•	unexpected changes in employment and other regulatory requirements;

•	tariffs and other trade barriers;

•	costs and risks of adapting our products for use in foreign countries;

•	longer payment cycles in certain countries;

•	potentially negative tax consequences;

•	difficulties in staffing and managing geographically disparate operations;

•	greater difficulty in safeguarding intellectual property, licensing and other trade restrictions;

•	ability to negotiate and have enforced favorable contract provisions;

•	repatriation of earnings;

•	the challenges of finding qualified management for our international operations;

•	greater incidences of corruption in certain jurisdictions;

•	varying and stricter privacy laws;

•	general economic conditions in international markets; and

•	developing and deploying the skills required to service our broad set of product offerings across the markets we serve.

We expect that an increasing portion of our international software license, consulting services and maintenance services revenues will be denominated in foreign currencies, subjecting us to fluctuations in foreign currency exchange rates. If we expand our international operations, exposures to gains and losses on foreign currency transactions may increase. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations and the anticipated costs and expenses associated with our CoE facilities in India. We cannot guarantee that any currency exchange strategy would be successful in avoiding exchange-related losses.

If we experience expansion delays or difficulties with our Center of Excellence in India, our costs may increase and our margins may decrease.

We are continuing the expansion of our CoE facilities located in Hyderabad and Bangalore, India. In order to take advantage of cost efficiencies associated with India’s lower wage scale, we expanded the CoE during 2008 beyond a research and development center to include consulting services, customer support and information technology resources. We believe that a properly functioning CoE will be important in achieving desired long-term operating results. Although we have not yet fully utilized certain of the service capabilities of the CoE, we believe progress is being made. We are satisfied with the progress of our product development, information technology and other administrative support functions at the CoE. We are also beginning to gain leverage from the CoE in our consulting services business, and we expect the overall share of consulting services work performed by the CoE will continue to increase. We have also started to leverage the CoE in our customer support organization although we believe there remain further opportunities to increase this leverage. If we encounter any delays in our efforts to increase the utilization of our services resources at the CoE, it may have an overall effect of reducing our consulting services margins and negatively impacting our operating results. If our costs increase or our margins significantly negatively impact our operating results, we may decide to move these activities to new locations around the globe.

Additional risks associated with our CoE strategy include, but are not limited to:

•	the slower-than-expected rate of internal adoption of our planned mix of on-shore/off-shore services;

•	potential negative impact on customer satisfaction and retention with moving more customer support cases off-shore;

•	significant increases in labor costs or the tax structure in India;

•	increased risk of associate attrition due to the improvement of the Indian economy and job market;

•	terrorist activities in the region;

•	inability to hire or retain sufficient personnel with the necessary skill sets to meet our needs;

•	economic, security and political conditions in India;

•	inadequate facilities or communications infrastructure; and

•	local law or regulatory issues.

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

While the rate of retention of our associates is high compared to industry averages, our operations are dependent upon our ability to attract and retain highly skilled associates and the loss of certain key individuals to any of our competitors could adversely impact our business. Our performance depends in large part on the continued performance of our executive officers and other key employees.

In addition, we do not have in place “key person” life insurance policies on any of our employees. The loss of the services of key executive officers or employees without a successor in place, or any difficulties associated with a successor, could negatively affect our financial performance.

We may have difficulty integrating future acquisitions, which would reduce the anticipated benefits of those transactions.

We intend to continually evaluate potential acquisitions of complementary businesses, products and technologies, including those that are significant in size and scope. In pursuit of our strategy to acquire complementary products, we have completed eleven acquisitions over the past thirteen years, including our acquisitions of i2 in January 2010 and of Manugistics in July 2006. The risks we have encountered in acquisitions include:

•	if we incur significant debt to finance a future acquisition and our combined business does not perform as expected, we may have difficulty complying with debt covenants;

•	if we use our stock to make a future acquisition, it will dilute existing shareholders;

•	we may have difficulty assimilating the operations and personnel of any acquired company;

•	the challenge and additional investment involved to integrate new products and technologies into our sales and marketing process;

•	we may have difficulty effectively integrating any acquired technologies or products with our current products and technologies, particularly where such products reside on different technology platforms, or overlap with our products;

•	our ongoing business may be disrupted by transition and integration issues;

•	customer purchases and projects may become delayed until we publish a combined product roadmap, and once we do publish the roadmap it may disrupt additional purchases and projects;

•	the costs and complexity of integrating the internal information technology infrastructure of each acquired business with ours may be greater than expected and require capital investments;

•	we may not be able to retain key technical and managerial personnel from an acquired business;

•	we may be unable to achieve the financial and strategic goals for any acquired and combined businesses;

•	we may have difficulty in maintaining controls, procedures and policies during the transition and integration period following a future acquisition;

•	our relationships with partner companies or third-party providers of technology or products could be adversely affected;

•	our relationships with employees and customers could be impaired;

•	our due diligence process may fail to identify significant issues with product quality, product architecture, legal or tax contingencies, customer obligations, revenue recognition and product development, among other things;

•	as successor, we may be subject to certain liabilities of our acquisition targets;

•	we may be required to sustain significant exit or impairment charges if products acquired in business combinations are unsuccessful; and

•	adverse outcomes in legal proceedings.

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

We are dependent upon and derive most of our revenue from the supply chain linking manufacturers, distributors and retailers to consumers, or the consumer products supply chain vertical. If a shift in spending occurs in this vertical market that results in decreased demand for the types of solutions we sell, it would be difficult to adjust our strategies and solution offerings because of our dependence on these markets. If the consumer products supply chain vertical experiences a decline in business, it could have a significant adverse impact on our business prospects, particularly if it is a prolonged decline. The recent economic downturn caused declines in certain areas of the consumer products supply chain. If economic conditions deteriorate further or the failure rates of customers in our target markets increase, we may experience an overall decline in sales that would adversely impact our business.

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

Our quarterly operating results have varied in the past and are expected to continue to vary in the future. If our quarterly or annual operating results, particularly our software revenues, fail to meet management’s or analysts’ expectations, the price of our stock could decline. Many factors may cause these fluctuations, including:

•	The difficulty of predicting demand for our software products and services, including the size and timing of individual contracts and our ability to recognize revenue with respect to contracts signed in a given quarter, particularly with respect to our larger customers;

•	Changes in the length and complexity of our sales cycle, including changes in the contract approval process at our customers and potential customers that now require a formal proposal process, a longer decision making period and additional layers of customer approval, often including authorization of the transaction by senior executives, boards of directors and significant equity investors;

•	Competitive pricing pressures and competitive success or failure on significant transactions;

•	Customer order deferrals resulting from the anticipation of new products, economic uncertainty, disappointing operating results by the customer, management changes, corporate reorganizations or otherwise;

•	The timing of new software product and technology introductions and enhancements to our software products or those of our competitors, and market acceptance of our new software products and technology;

•	Lack of desired features and functionality in our individual products or our suite of products;

•	Changes in the number, size or timing of new and renewal maintenance contracts or cancellations;

•	Unplanned changes in our operating expenses;

•	Changes in the mix of domestic and international revenues, or expansion or contraction of international operations;

•	Our ability to complete fixed price consulting contracts within budget;

•	Foreign currency exchange rate fluctuations;

•	Lower-than-anticipated utilization in our consulting services group as a result of increased competition, reduced levels of software sales, reduced implementation times for our products, changes in the mix of demand for our software products, mergers and consolidations within our customer base, or other reasons; and

•	Our limited ability to reduce costs in the short term to compensate for any unanticipated shortfall in product or services revenue.

•	The adoption of new accounting standards

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

Our ability to use U.S. net operating loss carryforwards and credit carryforwards might be limited

Our ability to utilize net operating losses (“NOLs”), built-in losses (“BILs”), and tax credit carryforwards to offset our future taxable income and/or to recover previously paid taxes would be limited if we were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (the “IRC”). In general, an “ownership change” occurs whenever the percentage of the stock of a corporation owned by “5-percent shareholders” (within the meaning of Section 382 of the IRC) increases by more than 50 percentage points over the lowest percentage of the stock of such corporation owned by such “5-percent shareholders” at any time over the testing period.

An ownership change under Section 382 of the IRC would establish an annual limitation to the amount of NOLs, BILs, and tax credit carryforwards we could utilize to offset our taxable income in any single year. The application of these limitations might prevent full utilization of the deferred tax assets attributable to our NOLs, BILs, and tax credit carryforwards.

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

We own our corporate office facility in Scottsdale, Arizona. The corporate office facility includes a 136,000 square foot, three-story office building, a two-story parking garage, and approximately 8.8 acres of land upon which these structures are located. The corporate office is used for certain of our sales, marketing, consulting, customer support, training, and product development functions, as well as executive and administrative functions. As of December 31, 2010, we have leased approximately 24,000 square feet of excess office space in our corporate office facility, and have identified an additional 13,000 square feet that is available for lease.

We currently lease office space in the Americas for 15 regional sales and support offices across the United States and Latin America, and for 23 other international sales and support offices located in major cities throughout Europe, Asia, Australia, Japan and the CoE facilities in Bangalore and Hyderabad, India. The leases are primarily non-cancelable operating leases with initial terms ranging from one to 20 years that expire at various dates through the year 2018. None of the leases contain contingent rental payments; however, certain of the leases contain scheduled rent increases and renewal options. We expect that in the normal course of business most of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. We believe our existing facilities are adequate for our current needs and for the foreseeable future. As of December 31, 2010, we have sublet approximately 204,000 square feet of excess office space through 2014, and have identified an additional 70,000 square feet that we are trying to sublet.

Item 3.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 12. “Legal Proceedings” to our Condensed Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K, and is incorporated by reference herein.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol “JDAS.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock for the two most recent fiscal years as reported on NASDAQ.

	High	Low

2010
First Quarter	$29.95	$24.94
Second Quarter	$31.72	$21.75
Third Quarter	$25.98	$21.03
Fourth Quarter	$28.82	$20.76
2009
First Quarter	$13.64	$9.04
Second Quarter	$16.15	$10.62
Third Quarter	$23.87	$14.71
Fourth Quarter	$26.25	$19.57

On February 22, 2011, the closing sale price for our common stock was $29.60 per share. On this date, there were approximately 315 holders of record of our common stock, one of which is Cede & Co., a nominee for the Depository Trust Company (“DTC”). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and therefore are considered to be held of record by Cede & Co. as one shareholder. We have never declared or paid any cash dividend on our common stock. Since we presently intend to retain future earnings to finance the growth and development of our business, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

See Item 1A for a discussion of factors which have and may continue to impact our operating results and adversely affect the market price of our common stock. See Item 12 for information regarding securities authorized for issuance under equity compensation plans.

Stock Performance Graph

The graph below compares the cumulative total return on our Common Stock with the NASDAQ Stock Market index (U.S. companies) and the cumulative total return of NASDAQ Computer and Data Processing Stocks (Peer Group) for the period from December 31, 2005 to December 31, 2010. The comparison assumes that $100 was invested on December 31, 2005 in our Common Stock and in each of the comparison indices, and assumes reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2010

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
JDA Software Group, Inc.	$100.0	$80.9	$120.2	$77.2	$149.7	$164.6
Nasdaq Stock Market (U.S. Companies)	100.0	109.8	119.1	57.4	82.5	97.9
NASDAQ Computer and Data Processing Stocks (Peer Group)	100.0	112.3	137.2	79.0	129.1	146.6

The information contained in the Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. The selected consolidated financial data presented below under the captions “Consolidated Statement of Operations Data” and “Consolidated Balance Sheet Data” for, and as of the end of, each of the years in the five-year period ended December 31, 2010, are derived from the audited consolidated financial statements of JDA Software Group, Inc. The consolidated financial statements as of December 31, 2010 and 2009, and for each of the years in the three-year period ended December 31, 2010, together with the report of the independent registered public accounting firm, are included elsewhere herein.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

Consolidated Statement of Operations Data:
Total revenue	$617,209	$385,800	$390,332	$373,575	$277,467
Operating income	46,428	39,880	20,308	48,777	7,295
Net income (loss)	17,718	26,339	3,124	26,522	(466)
Income (loss) attributable to common shareholders	$17,718	$17,746	$3,124	$26,522	$(11,344)

Basic net (loss) income per common share	$0.43	$0.51	$0.09	$0.79	$(0.39)

Diluted net (loss) income per common share	$0.42	$0.50	$0.09	$0.76	$(0.39)

Shares used in computing basic net income per common share	41,173	34,936	34,339	33,393	29,232

Shares used in computing diluted net income per common share	41,710	35,258	35,185	34,740	29,232

Consolidated Balance Sheet Data:
Cash and cash equivalents	$171,618	$75,974	$32,696	$95,288	$53,599
Restricted cash(1)	34,855	287,875	—	—	—
Working capital(1)	186,664	345,672	32,139	67,863	41,103
Goodwill and other intangible assets(2),(3)	414,261	254,936	282,489	311,355	345,000
Total assets(1),(2),(3),(4)	1,113,528	821,666	524,776	622,225	624,744
Long-term debt(1),(2),(4)	272,695	272,250	—	92,536	137,813
Redeemable preferred stock(2)	—	—	50,000	50,000	50,000
Stockholders’ equity(3),(5)	624,107	411,436	341,495	335,796	290,352

(1)	The increase in restricted cash, total assets, working capital and long term debt in 2009 resulted primarily from the net proceeds from the sale of $275 million of five-year, 8.0% Senior Notes. The net proceeds from the sale of the Senior Notes, together with cash on hand at JDA and i2, were subsequently used, together with cash on hand at JDA and i2, to fund the cash portion of the merger consideration in the acquisition of i2 Technologies on January 28, 2010. See the footnotes to the Consolidated Financial Statements for a complete discussion of these transactions.

(2)	The increase in total assets in 2006 resulted primarily from the goodwill and other intangible assets recorded in the acquisition of Manugistics Group, Inc. To finance the acquisition, we entered into a credit agreement for $175 million of aggregate long-term loans and issued 50,000 shares of Series B Preferred Stock for $50 million in cash to a private equity investment firm. See the footnotes to the Consolidated Financial Statements for a complete discussion of these transactions.

(3)	The increase in total assets and stockholders’ equity in 2010 resulted primarily from the acquisition of i2 Technologies, Inc. See the footnotes to the Consolidated Financial Statements for a complete discussion of this transaction.

(4)	The decrease in total assets in 2008 resulted primarily from the payment of a $20 million one-time reverse termination fee and $6.8 million of other finance and related costs associated with an abandoned acquisition and the payment of $99.6 million of long-term borrowings. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the footnotes to the Consolidated Financial Statements for a complete discussion of these transactions.

(5)	We have never declared or paid a cash dividend on our common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Significant Trends and Developments in Our Business

Legal Proceedings (see Note 12“Legal Proceedings” to our Condensed Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K, and is incorporated by reference herein).  On December 2, 2010, we met with Dillard’s for a mediation session. During that mediation session, settlement offers were exchanged, but no agreement was reached. Therefore, on December 23, 2010 i2 Technologies, Inc. (“i2”), which was acquired by JDA Software Group, Inc. (the “Company”) on January 28, 2010, filed a Notice of Appeal to the Dallas Court of Appeals. We currently estimate the potential loss for this matter to range between $19 million (the highest settlement offer exchanged) and $237 million (representing a maximum award for lost profits, punitive damages and pre-judgment interest), plus post-judgment interest. The appeals process is not expected to be resolved prior to the end of 2011. There can be no assurance that it will be successful or that the litigation will be settled on terms acceptable to JDA. Management has determined that the best estimate of the potential outcome of this matter is $19.0 million, of which $5.0 million was recorded on the opening balance sheet of i2 following JDA’s acquisition of i2 in January 2010 and $14.0 million was recorded in December 2010 in the Consolidated Statements of Income under the capital “Litigation provision” and in Consolidated Balance Sheets under the caption “Accrued expenses and other liabilities.”

As previously reported, on April 29, 2009, i2 filed a lawsuit against Oracle Corporation in the United States District Court for the Eastern District of Texas, alleging infringement of i2 patents related to supply chain management, available to promise software and other enterprise applications. On April 22, 2010, Oracle Corporation filed counterclaims against i2 and the Company (of which i2 is now a wholly-owned subsidiary), alleging infringement of certain Oracle Corporation patents. On February 25, 2011, the Company, i2 and Oracle Corporation entered into a settlement agreement (the “Agreement”). Under the Agreement, the parties entered into a cross-license arrangement and dismissed their respective litigation claims related to the patent infringement dispute with prejudice. In addition, the Company is entitled to receive a one-time cash payment of $35.0 million from Oracle Corporation, payable within seven days of the Agreement date, as well as a $2.5 million license and technical support credit from Oracle Corporation that must be used by the Company within two years. The Company intends to account for this settlement as a reduction of operating expenses in the first quarter of 2011 under the caption “Litigation Settlement” in the consolidated statement of income.

We Have Incurred Significant Unplanned Legal Expenses.  Legal expenses incurred for the year ended December 31, 2010 from inherited i2 litigation were $9.4 million, in addition to the $14.0 million pre-tax non- cash charge associated with an i2 litigation matter. We expect our legal expenses to be higher than normal until we resolve these matters.

Acquisition of i2 Technologies, Inc.  On January 28, 2010, we completed the acquisition of i2 Technologies, Inc. (“i2”) for approximately $600.0 million, which includes cash consideration of approximately $432.0 million and the issuance of approximately 6.2 million shares of our common stock (see Note 2). Additionally, in December 2009, we issued $275 million of five-year, 8.0% Senior Notes (the “Senior Notes”, see Note 9). During 2010, we successfully consolidated the operations of i2 into those of JDA and achieved approximately $22.9 million or 115% of our total targeted net cost synergies.

For the years ended December 31, 2010 and 2009, we expensed approximately $8.1 million and $4.8 million, respectively, of costs related to the acquisition of i2. These costs, which consist primarily of investment banking fees, commitment fees on unused bank financing, legal and accounting fees, are included in the consolidated statements of income under the caption “Acquisition-related costs.”

Financial Position and Cash Flow Provided by Operations.  We had working capital of $186.7 million at December 31, 2010 compared to $345.7 million at December 31, 2009. The working capital balances include cash of $206.5 million and $363.8 million, respectively, which includes restricted cash of $34.9 million and $287.9 million, respectively. The restricted cash balance at December 31, 2009 consisted primarily of net proceeds from the issuance of the Senior Notes (see Contractual Obligations ) of approximately $265 million, which together with cash on hand at JDA and i2, was used to fund the cash portion of the merger consideration in the acquisition of i2 on January 28, 2010.

Net accounts receivable were $102.1 million or 54 days sales outstanding (“DSO”) at December 31, 2010 compared to $68.9 million or 58 days DSO at December 31, 2009. DSO results can fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenues that comes from software license sales which may have installment payment terms, seasonality, shifts in customer buying patterns, the timing of customer payments, annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.

We generated $65.2 million in cash from operating activities for the year ended December 31, 2010 compared to $96.5 million for the year ended December 31, 2009. The decrease in cash flow is due primarily to a $8.6 million decrease in the current period net income, which includes $8.1 million of acquisition-related costs, $20.9 million of restructuring charges, $23.4 million in inherited i2 litigation expenses (including the $14.0 million labeled as “Litigation provision”) and $1.6 million of non-recurring, transition-related costs for salaries and retention bonuses for i2 employees. In addition, changes in working capital utilized approximately $23.3 million of cash in 2010 and provided approximately $18.6 million of cash in 2009, due primarily to the timing and payment of accounts receivable and decreases in deferred revenue and income taxes payable. Operating cash flows in 2010 were negatively impacted by decreases in deferred revenue balances from maintenance and other recurring revenue contracts assumed in the i2 acquisition that were renewed prior to the acquisition and for which the related cash was collected by i2 prior to the acquisition close date.

Future Tax Benefits From the i2 Acquisition.  We acquired net operating loss carry forwards and other favorable tax attributes such as amortization of intangibles and capitalized research and development costs and expect future cash tax benefits of approximately $210 million of which we expect $110 million to be realized over the next five years (2010 through 2014). As a result, we do not expect to pay significant federal income taxes through 2014.

Results of Operations

Revenues

The following table summarizes revenues and the components of total revenue as a percentage of total revenue (in thousands, except percentages):

							Dollar
	Year Ended December 31,						Change from
	2010		2009		2008		2009	2008

Software licenses	$109,546	18%	$84,913	22%	$89,196	23%	$24,633	$(4,283)
Subscriptions and other recurring revenues	21,143	3%	$3,873	1%	$3,702	1%	17,270	171
Maintenance services	246,241	40%	179,336	46%	182,844	47%	66,905	(3,508)

Product revenues	376,930	61%	268,122	69%	275,742	71%	108,808	(7,620)
Service revenues	240,279	39%	117,678	31%	114,590	29%	122,601	3,088

Total revenues	$617,209	100%	$385,800	100%	$390,332	100%	$231,409	$(4,532)

The following tables summarize the impact of the i2 acquisition on our product and service revenues for the year ended December 31, 2010:

	JDA		i2		Combined

Software and Subscription Revenues	$79,122	61%	$51,567	39%	$130,689
Maintenance Revenues	185,764	75%	60,477	25%	246,241

Product Revenues	264,886	70%	112,044	30%	376,930
Services Revenues	143,355	60%	96,924	40%	240,279

Total Revenues	$408,241	66%	$208,968	34%	$617,209

Software and Subscription Revenues

The following table summarizes software and subscription revenues by region (in thousands):

				Dollar
	Year Ended December 31,			Change from
	2010	2009	2008	2009	2008

Americas	$93,613	$57,169	$67,046	$36,444	$(9,877)
Europe	21,482	18,684	18,646	2,798	38
Asia/Pacific	15,594	12,933	7,206	2,661	5,727

Total software & subscription revenues	$130,689	$88,786	$92,898	$41,903	$(4,112)

The increase in software and subscription revenues in 2010 compared to 2009 is primarily due to the acquisition of i2 and the increase in large transactions (transactions greater than $1.0 million). There were 25 large transactions in 2010 as compared to 19 large transactions in 2009.

The decrease in software and subscription revenues in the Americas region in 2009 compared to 2008 is due primarily to a decrease in license revenues recognized from large transactions. Notably, in 2008 we recognized a license sale in fourth quarter for $11.5 million which was the largest license transaction in our history. The increase in software license revenues in the Asia/Pacific region in 2009 compared to 2008 is due primarily to an increase in license revenues recognized from large transactions, including one large transaction in second quarter 2009 which was the largest license transaction ever recognized in the Asia/Pacific region.

Maintenance Services

Maintenance services revenues increased in 2010 compared to 2009 primarily due to $60.5 million of new incremental maintenance revenues from the i2 products and the year-over-year improvement in retention rates. The annualized retention rate in 2010 increased to 95.6 percent from 92.4 percent in 2009. In addition, net favorable foreign exchange rate variances increased maintenance services revenues in 2010 by $3.0 million compared to 2009 due primarily to the strengthening of the U.S. Dollar against European currencies.

Maintenance services revenues decreased in 2009 compared to 2008 primarily due to unfavorable foreign exchange rate variances of approximately $7.4 million due primarily to the strengthening of the U.S. Dollar against European currencies. Excluding the impact of the unfavorable foreign exchange rate variance, maintenance services revenues increased approximately $3.9 million in 2009 compared to 2008 as maintenance revenues from new software sales, rate increases on annual renewals and reinstatements of previously suspended and cancelled maintenance agreements more than offset decreases in maintenance revenues due to attrition.

Service Revenues

Service revenues, which include consulting services, managed services, training revenues, net revenues from our hardware reseller business and reimbursed expenses, increased in 2010 compared to 2009 primarily due to $96.9 million of new incremental service revenues from i2. Excluding these incremental revenues, our core consulting services business increased approximately $25.7 million in 2010 compared to 2009 primarily as a result of our improved software sales performance over the past three years and an increase in billable hours from certain large ongoing projects in each of our regions.

Service revenues increased in 2009 compared to 2008 primarily due to increases in consulting services revenue, utilization and realized average hourly billing rates in the Americas region and the Pricing and Revenue Management reportable business segment, offset in part by decreases in consulting services revenue and lower realized average hourly billing rates in the EMEA and Asia/Pacific regions and a $0.7 million decrease in non-consulting services (training and hosting services, hardware sales and reimbursed expenses).

Gross Profits (in thousands, except percentage amounts):

	Year Ended December 31,
	2010	2009	2008

Total gross profit on product revenues	$313,084	$217,796	$221,232
Total gross profit on service revenues	50,591	22,333	22,118
Product gross profit as a percentage of products sales	83%	81%	80%
Service gross profit as a percentage of services	21%	19%	19%

Gross Profit on Product Revenues.  The increase in gross profits of $95.3 million on product revenues in 2010 as compared to 2009 primarily relates to: the increase in product revenues of $108.8 million, offset in part by $1.0 million of higher costs of software licenses related to increases in royalties on embedded third-party software applications, $3.1 million of higher amortization of software technology acquired in the i2 acquisition and $9.4 million of an increase in the cost of maintenance services related to increased salaries, incentive compensation and related benefits resulting from the associates added in the i2 acquisition and an increase in maintenance royalties and fees paid to third parties who provide first level support to certain of our customers.

The decrease in gross profits on product revenues of $3.4 million in 2009 as compared to 2008 primarily relates to the decrease in product revenue of $7.6 million. This decrease in revenue was partially offset by: a decrease in the cost of software licenses primarily related to a decrease in royalties on embedded third-party software applications, offset in part by an increase in royalties on certain third party applications that we resell; a decrease in amortization of acquired software technology primarily related to the cessation of amortization on certain acquired technology that became fully amortized; and a decrease in cost of maintenance services primarily related to a decrease in salaries and related benefits and a $0.4 million decrease in maintenance royalties and fees paid to third parties who provide first level support to certain of our customers. Although the average customer support headcount increased 4% in 2009 compared to 2008, salaries and related benefits decreased approximately $2.1 million as new and replacement positions were filled with lower cost resources at the CoE.

Gross Profit on Service Revenues.  The increase in gross profits of $28.3 million on services revenues in 2010 as compared to 2009 primarily relates to an increase in service revenue of $122.6 million, offset in part by an increase in salaries, incentive compensation and related benefits resulting from the associates added in the i2 acquisition, a $16.3 million increase in outside contractor costs, and a $3.9 million increase in travel costs.

There was no significant change in the gross profit on services revenues in 2009 as compared to 2008 as both service revenues and service costs were not materially different in either period.

Operating Expenses

Product Development

The following table summarizes product development expenses in dollars and as a percentage of total revenues (in thousands, except percentage amounts):

							Dollar
	Year Ended December 31,						Change from
	2010		2009		2008		2009	2008

Product development	$72,158	12%	$51,318	13%	$53,866	14%	$20,840	$(2,548)

Product development expense dollars increased in 2010 compared to 2009 primarily due to an increase in salaries, incentive compensation and related benefits resulting from the associates added in the i2 acquisition; however, decreased as a percentage of revenue as a result operating leverage achieved in 2010.

Product development expense decreased in 2009 compared to 2008 primarily due to a decrease in salaries and related benefits. Although the average product development headcount increased over 13% in 2009 compared to 2008, salaries and related benefits decreased as new and replacement positions were filled with lower cost resources at the CoE.

Sales and Marketing

The following table summarizes sales and marketing expenses in dollars and as a percentage of total revenues (in thousands, except percentage amounts):

							Dollar
	Year Ended December 31,						Change from
	2010		2009		2008		2009	2008

Sales and marketing	$91,329	15%	$66,001	17%	$66,468	17%	$25,328	$(467)

Sales and marketing expense dollars increased in 2010 compared to 2009 primarily due to an increase in salaries, incentive compensation, travel expenses and related benefits resulting from the associates added in the i2 acquisition; however, decreased as a percentage of revenue as a result of operating leverage achieved in 2010.

There was no significant change in sales and marketing expense in 2009 as compared to 2008.

General and Administrative

The following table summarizes general and administrative expenses in dollars and as a percentage of total revenues (in thousands, except percentage amounts):

							Dollar
	Year Ended December 31,						Change from
	2010		2009		2008		2009	2008

General and administrative	$72,299	12%	$47,664	12%	$44,963	12%	$24,635	$2,701

General and administrative expense dollars increased in 2010 compared to 2009 primarily due to an increase in legal costs of which $9.4 million were related to the ongoing litigation between Dillard’s and i2 and the patent infringement litigation i2 filed against Oracle Corporation and an increase in salaries, incentive compensation and related benefits resulting from the associates added in the i2 acquisition. These increases in costs were partially offset by as a result of the operating leverage achieved in 2010 and resulted in comparable percentage of revenue as compared to 2009.

General and administrative expense increased in 2009 compared to 2008. The increase is due primarily to a $1.4 million increase in share-based compensation resulting from an increase in the value of equity awards issued under the 2009 Performance Plan compared to the 2008 Performance Plan and the costs associated with certain equity inducement awards granted to new executive officers. The increase in general and administrative expense in 2009 compared to 2008 also includes a $1.2 million increase in the provision for doubtful accounts associated primarily with two specific accounts and a $0.3 million increase in legal and accounting fees, offset in part by a decrease in salaries and benefits. Although the average general and administrative headcount increased approximately 1% in 2009 compared to 2008, salaries and related benefits decreased $0.6 million as new and replacement positions were filled with lower cost resources at the CoE.

Amortization of Intangibles (in thousands):

				Dollar
	Year Ended December 31,			Change from
	2010	2009	2008	2009	2008

Amortization of intangibles	$38,415	$23,633	$24,303	$14,782	$(670)

The increase in amortization of intangibles in 2010 compared to 2009 is due primarily to the amortization on customer list and trademark intangible assets acquired in the i2 acquisition, offset in part to the cessation of amortization on certain trademark intangibles from prior acquisitions that are now fully amortized.

The decrease in amortization of intangibles in 2009 compared to 2008 is due primarily to the cessation of amortization on certain trademark and customer list intangibles that are now fully amortized.

Restructuring Charges (in thousands):

				Dollar
	Year Ended December 31,			Change from
	2010	2009	2008	2009	2008

Restructuring charges	$20,931	$6,865	$8,382	$14,066	$(1,517)

The 2010 restructuring charges are primarily for termination benefits, office closures and contract terminations associated with the acquisition of i2 and the continued transition of additional on-shore activities to our CoE facilities. The charges include $14.1 million for termination benefits related to a workforce reduction of approximately 200 associates primarily in product development, sales, information technology and other administrative positions primarily in the Americas. In addition, the charges include $6.9 million for estimated costs to close and integrate redundant office facilities and for the integration of information technology and termination of certain i2 contracts that have no future economic benefit to the Company and are incremental to the other costs that will be incurred by the combined Company. The remaining $2.2 million is expected to be paid during fiscal 2011.

Restructuring charges in 2009 include (i) a $6.5 million charge for 2009 restructuring activities, (ii) a $0.4 million adjustment to reduce estimated restructuring reserves established in prior years, (iii) an adjustment of $1.4 million to increase certain Manugistics acquisition reserves based on our revised estimate of sublease rentals and market adjustments on an unfavorable office facility in the United Kingdom, (iv) the reversal of $0.8 million in contingency reserves established in the initial purchase accounting on the Manugistics acquisition and (v) $0.1 million in adjustments to other acquisition-related reserves. The charge for 2009 restructuring activities is primarily associated with the transition of additional on-shore activities to the CoE and certain restructuring activities in the EMEA sales organization. The charges include termination benefits related to a workforce reduction of 86 full-time employees (“FTE”) in product development, service, support, sales and marketing, information technology and other administrative positions, primarily in the Americas region. In addition, the restructuring charges include approximately $2.0 million in severance and other termination benefits under separation agreements with two former executives.

Restructuring charges in 2008 include a $8.0 million charge for 2008 restructuring activities and $0.4 million in net adjustments to increase certain Manugistics acquisition reserves based on our revised estimates of the restructuring costs to exit certain activities of Manugistics primarily related to facility closures and employee severance and termination benefits. The charge for 2008 restructuring activities was primarily associated with our transition of certain on-shore activities to the CoE and included $7.9 million for termination benefits, primarily related to a workforce reduction of 100 FTE in product development, consulting and sales-related positions across all of our geographic regions and $0.1 million for office closure and integration costs of redundant office facilities.

Other Operating Expenses (in thousands):

				Dollar
	Year Ended December 31,			Change from
	2010	2009	2008	2009	2008

Acquisition-related costs	$8,115	$4,768	$—	$3,347	$4,768
Cost of abandoned acquisition	$—	$—	$25,060	$—	$(25,060)
Litigation provision	$14,000	$—	$—	$14,000	$—

Acquisition-Related Costs.  During 2010 we expensed approximately $8.1 million of costs related to the acquisition of i2. These costs consist primarily of investment banking fees, commitment fees on unused bank financing, legal, accounting and other outside professional fees. During 2009 we expensed approximately $4.8 million of costs related to the acquisition of i2. These costs consisted primarily of investment banking fees, commitment fees on unused bank financing, legal and accounting fees.

Costs of Abandoned Acquisition.  We expensed $25.1 million in costs associated with an abandoned acquisition in the fourth quarter 2008, including a $20 million non-refundable reverse termination fee and $5.1 million of legal, accounting and other acquisition-related fees.

Litigation Provision.  We expensed $14.0 million in 2010 related to our litigation with Dillard’s. See Note 12 for further information.

Interest Expense and Other Income (in thousands):

				Dollar
	Year Ended December 31,			Change from
	2010	2009	2008	2009	2008

Interest expense and amortization of loan fees	$24,758	$2,712	$10,349	$22,046	$(7,637)
Finance costs on abandoned acquisition	$—	$(767)	$5,292	$767	$(6,059)
Interest income and other, net	$1,683	$1,253	$2,791	$430	$(1,538)

Interest Expense and Amortization of Loan Fees.  The increase in interest expense and amortization of loan fees in 2010 compared to 2009 is due primarily to $23.4 million of interest on the Senior Notes issued and amortization of $1.4 million on the original issue discount on the Senior Notes and related loan origination fees. The decrease in 2009 compared to 2008 is due primarily to the repayment in full during 2008 of all remaining borrowings on term loans used to finance the acquisition of Manugistics, the accelerated amortization of related loan origination fees and an $0.9 million payment in consideration for early termination of a related interest rate swap.

Finance Costs on Abandoned Acquisition.  During 2008, we accrued $5.3 million in finance costs related to loan origination ($3.4 million) and “ticking” fees ($1.9 million) on debt financing related to an abandoned acquisition. During 2009, approximately $0.8 million of the “ticking” fees were waived pursuant to a mutual release agreement and the related expense was reversed.

Interest Income and Other, Net.  There was no significant change in interest income and other, net in 2010 as compared to 2009. The decrease in 2009 compared to 2008 is due primarily to a $1.5 million decrease in interest on invested funds as the excess cash balances that were held in interest bearing accounts during 2008 were used to repay the remaining balance of the term loans used to finance the acquisition of Manugistics.

Income Tax Provision (in thousands):

				Dollar
	Year Ended December 31,			Change from
	2010	2009	2008	2009	2008

Income tax provision	$5,635	$12,849	$4,334	$(7,214)	$8,515

Our effective income tax rates were 24.1% and 32.8% in 2010 and 2009, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The effective tax rate in 2010 is lower than the United States federal statutory rate of 35% due to the release of income tax reserves resulting from expiring tax statutes for U.S. state income tax returns and recording the benefit of research and development (“R&D”) credits. The effective tax rate in 2009 is lower than the United States federal statutory rate of 35% due primarily to recording the benefit of R&D credits, Section 199 deduction and the benefit of previously unrecorded net operating losses.

Our effective income tax rates were 32.8% and 58.1% in 2009 and 2008, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The effective tax rate in 2009 is lower than the United States federal statutory rate of 35% due primarily to recording the benefit of R&D credits, Section 199 deduction and the benefit of previously unrecorded net operating losses. The effective tax rate in 2008 is higher than the federal statutory rate of 35% due to increases in the liability for unrecognized tax benefits and other adjustments including those related to income tax examinations.

Consideration Paid in Excess of Carrying Value on the Repurchase of Redeemable Preferred Stock

We entered into a purchase agreement in September 2009 to acquire the remaining shares of Series B preferred stock for $28.1 million in cash (or $20 per share for each of the 1.4 million shares of JDA common stock into which the Series B Preferred Stock is convertible). The agreed purchase price included $19.5 million, which represents the conversion of 1.4 million shares of common stock at the conversion price of $13.875, and $8.6 million, which represents consideration paid in excess of the conversion price of $13.875 ($6.125 per share). The consideration paid in excess of the conversion price was charged to retained earnings in the same manner as a dividend on preferred stock, and reduced the income applicable to common shareholders in the calculation of earnings per share for 2009.

Segments Data

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

A summary of the revenues, operating income and depreciation attributable to each of these reportable business segments for the three years ended December 31, 2010 is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Revenues:
Supply Chain	$597,061	$354,402	$369,947
Pricing and Revenue Management	20,148	31,398	20,385

	$617,209	$385,800	$390,332

Operating Income (Loss):
Supply Chain	$201,730	$114,174	$121,015
Pricing and Revenue Management	(1,542)	8,636	2,001
Other (see below)	(153,760)	(82,930)	(102,708)

	$46,428	$39,880	$20,308

Depreciation:
Supply Chain	$11,306	$7,336	$7,610
Pricing and Revenue Management	1,477	1,049	699

	$12,783	$8,385	$8,309

Other:
General and administrative	$72,299	$47,664	$44,963
Amortization of intangible assets	38,415	23,633	24,303
Restructuring charge and adjustments to acquisition-related reserves	20,931	6,865	8,382
Acquisition-related costs	8,115	4,768	—
Costs of abandoned acquistion	—	—	25,060
Litigation provision	14,000	—	—

	$153,760	$82,930	$102,708

The combined operating income reported in the reportable business segments excludes $153.8 million, $82.9 million and $102.7 million of general and administrative expenses and other charges in 2010, 2009 and 2008, respectively, that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segments.

Liquidity and Capital Resources

We had working capital of $186.7 million at December 31, 2010 compared to $345.7 million at December 31, 2009. The working capital balance at December 31, 2010 and 2009 includes $171.6 million and $76.0 million, respectively, in cash and cash equivalents. In addition, working capital at December 31, 2009 includes $287.9 million of restricted cash, consisting primarily of net proceeds from the issuance of the Senior Notes (see Contractual Obligations), which together with cash on hand at JDA and i2, was used to fund the cash portion of the merger consideration in the acquisition of i2 on January 28, 2010. During 2010, we generated $65.2 million in cash flow from operating activities.

Net accounts receivable were $102.1 million, or 54 days sales outstanding (“DSO”), at December 31, 2010 compared to $68.9 million, or 58 DSO, at December 31, 2009. Our quarterly DSO results historically increase during the first quarter of each year due to the heavy annual maintenance renewal billings that occur during this time frame and then typically decrease slowly over the remainder of the year. DSO results can fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenues that comes from software license sales, which typically have installment payment terms, seasonality, shifts in customer buying patterns, the timing of customer payments and annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.

Cash Flow (in thousands)

	Year Ended December 31,
	2010	2009	2008

Net cash provided by operating activities	$65,172	$96,481	$47,092
Net cash provided by (used in) investing activities	19,736	(300,037)	(12,704)
Net cash provided by (used in) financing activities	10,243	245,968	(95,481)
Effect of foreign currency translation on cash and cash equivalents	493	866	(1,499)

Net increase (decrease) in cash and cash equivalents	$95,644	$43,278	$(62,592)

Operating activities provided cash of $65.2 million, $96.5 million and $47.1 million in 2010, 2009 and 2008, respectively. The principle sources of our cash flow from operations are typically net income adjusted for depreciation and amortization and bad debt provisions, collections on accounts receivable and increases in deferred maintenance revenue. The decrease in cash flow is due primarily to a $8.6 million decrease in the current period net income, which includes $8.1 million of acquisition-related costs, $20.9 million of restructuring charges, $23.4 million in inherited i2 litigation expenses (including the $14.0 million labeled as “Litigation provision”) and $1.6 million of non-recurring, transition-related costs for salaries and retention bonuses for i2 employees. In addition, changes in working capital utilized approximately $23.3 million of cash in 2010 and provided approximately $18.6 million of cash in 2009, due primarily to the timing and payment of accounts receivable and decreases in deferred revenue and income taxes payable. Operating cash flows in 2010 were negatively impacted by decreases in deferred revenue balances from maintenance and other recurring revenue contracts assumed in the i2 acquisition that were renewed prior to the acquisition and for which the related cash was collected by i2 prior to the acquisition close date.

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

Investing activities provided $19.7 million of cash in 2010 and utilized cash of $300.0 million and $12.7 million 2009 and 2008, respectively. Investing activities in 2009 include a $287.9 million increase in restricted cash balances, the majority of which represents the net proceeds from the issuance of the Senior Notes. The net proceeds from the sale of the Senior Notes, which exclude the original issue discount ($2.8 million) and other debt issuance costs ($7.2 million) were placed in escrow and together with cash on hand at JDA and i2, were used to fund the cash portion of the merger consideration in the acquisition of i2 on January 28, 2010. The restricted cash balances also include the transfer of an additional $17.1 million in funds from our available cash balances into escrow in order to effect the transaction and $4.1 million in cash balances that are being used to collateralize a standby letter of credit. Investing activities in 2010, 2009 and 2008 include capital expenditures of $16.9 million, $7.1 million and $8.6 million, respectively, and payment of direct costs related to acquisitions of $3.6 million, $5.1 million and $4.2 million, respectively. Direct costs related to acquisitions in 2009 include the purchase of a 49.1% equity interest in the registered share capital of Strategix.

Financing activities provided cash of $10.2 million and $246.0 million in 2010 and 2009 and utilized cash of $95.5 million in 2008, respectively. Financing activities in 2010 include proceeds from the issuance of common stock under our stock plans and the repurchase of shares tendered by employees for payment of applicable statutory withholding taxes on the issuance of restricted stock. Financing activities in 2009 include proceeds from the issuance of the Senior Notes, net of $2.8 million of original issue discount, and $14.8 million in proceeds from the issuance of stock ($12.6 million from the exercise of stock options and $2.3 million from the purchase of common shares under the Employee Stock Purchase Plan), offset in part by the $28.1 million redemption of the remaining Series B Convertible Preferred Stock, $6.5 million in purchases of treasury stock ($2.9 million for 265,715 shares of common stock repurchased pursuant to our approved stock repurchase program, $1.6 million for the repurchase of shares tendered by employees for payment of applicable statutory withholding taxes on the issuance of restricted stock, and $2.0 million for the purchase of 100,000 shares of converted common stock), and $6.5 million of debt issuance costs related to the issuance of the Senior Notes. Financing activities in 2008 included the repayment of $99.6 million of term loans and other long-term debt assumed in the acquisition of Manugistics and proceeds from the issuance of common stock under our stock plans and the repurchase of shares tendered by employees for payment of applicable statutory withholding taxes on the issuance of restricted stock.

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

Contractual Obligations.  The following summarizes scheduled principal maturities and interest on long-term debt and our operating lease obligations as of December 31, 2010 (in thousands):

	Total	2011	2012-2013	2014-2015	After 2015

Long-term debt	$275,000	$—	$—	$275,000	$—
Interest on long-term debt	88,000	22,000	44,000	22,000	—
Operating leases	59,396	22,547	25,465	6,627	4,757
Contracted sublease rentals	10,323	5,527	4,104	692	—

Total contractual obligations	$432,719	$50,074	$73,569	$304,319	$4,757

Long-term debt consists of the Senior Notes issued on December 10, 2009 at an initial offering price of 98.988%. The net proceeds from the sale of the Senior Notes, which exclude the original issue discount ($2.8 million) and other debt issuance costs ($7.2 million) were placed in escrow and subsequently used, together with cash on hand at JDA and i2, to fund the cash portion of the merger consideration in the acquisition of i2 (see Note 2 to consolidated financial statements).

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

Operating lease obligations represent future minimum lease payments under non-cancelable operating leases at December 31, 2010. We currently lease office space in the Americas for 15 regional sales and support offices across the United States and Latin America, and for 23 other international sales and support offices located in major cities throughout Europe, Asia, Australia, Japan and the CoE facilities in Bangalore and Hyderabad, India. The leases are primarily non-cancelable operating leases with initial terms ranging from one to 20 years that expire at various dates through the year 2018. None of the leases contain contingent rental payments; however, certain of the leases contain scheduled rent increases and renewal options. We expect that in the normal course of business most of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. In addition, we lease various computers, telephone systems, automobiles, and office equipment under non-cancelable operating leases with initial terms ranging from 12 to 48 months. Certain of the equipment leases contain renewal options and we expect that in the normal course of business some or all of these leases will be renewed or replaced by other leases.

The contractual obligations shown in the table above exclude $6.9 million in non-current liabilities for uncertain tax positions as we are unable to make reasonably reliable estimates of the period of expected cash settlement with the respective taxing authorities.

We believe our cash and cash equivalents and net cash provided from operations will provide adequate liquidity to meet our normal operating requirements and that our existing facilities are adequate for at least the next twelve months. Although we do not anticipate the appeals process for the Dillard’s matter to be resolved prior to the end of 2011, we believe that we have sufficient cash available to fund an adverse resolution within the estimated potential outcomes in this matter based on our December 31, 2010 ending cash balances and our 2011 projected cash flow from operations.

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

➢ Collection is considered probable; and

➢ Vendor-specific objective evidence of fair value (“VSOE”) exists for all undelivered elements.

Our customer arrangements typically contain multiple elements that include software, maintenance, managed services, consulting and training services and from time-to-time, options for future purchases of software products not previously licensed to the customer. The fees from these arrangements are allocated to the various elements based on VSOE. Under the residual method, if an arrangement contains undelivered elements, the VSOE of the undelivered elements is deferred and the revenue recognized as the elements are delivered. If we are unable to determine VSOE for any undelivered element included in an arrangement, we will defer revenue recognition until evidence of VSOE exists or the element without VSOE is delivered. If VSOE does not exist for an undelivered element that is delivered ratably (i.e., maintenance services or managed services), all revenue in the arrangement including the software license will be recognized ratably until evidence of VSOE exists. In addition, if a software license contains milestones, customer acceptance criteria or a cancellation right, the software revenue is recognized upon the achievement of the milestone or upon the earlier of customer acceptance, or the expiration of the acceptance period or cancellation right. For arrangements that provide for significant services or custom development that are essential to the software’s functionality, the software license revenue and contracted services are recognized under the percentage of completion method. We measure progress-to-completion on arrangements involving significant services or custom development that are essential to the software’s functionality using input measures, primarily labor hours, which relate hours incurred to date to total estimated hours at completion. We regularly update and revise our estimates of input measures. If our estimates indicate that a loss will be incurred, the entire loss is recognized in that period.

Subscription and other recurring revenues include fees for access rights to software solutions that are offered under a subscription-based delivery model where the users do not take possession of the software. Under this model, the software applications are hosted by the Company or by a third party and the customer accesses and uses the software on an as-needed basis over the internet or via a dedicated line. The underlying arrangements typically (i) include a single fee for the service that is billed monthly, quarterly or annually, (ii) cover a period from 36 to 60 months and (iii) do not provide the customer with an option to take delivery of the software at any time during or after the subscription term. In addition, subscription and other recurring revenues include subscription-based software license revenues where the customer has taken physical possession of the software for a defined period of time. Subscription revenues are recognized ratably over the subscription term beginning on the commencement dates of each contract.

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

Consulting and training services are separately priced and stated in our arrangements, are available from a number of suppliers, and are generally not essential to the functionality of our software products. Consulting services include project management, system planning, design and implementation, customer configurations, and training. These services are generally billed bi-weekly on an hourly basis or pursuant to the terms of a fixed price contract. Consulting services revenue billed on an hourly basis is recognized as the work is performed. Under fixed price service contracts and milestone-based arrangements that include services that are not essential to the functionality of our software products, consulting services revenue is recognized using the proportional performance method. We measure progress-to-completion under the proportional performance method by using input measures, primarily labor hours, which relate hours incurred to date to total estimated hours at completion. We continually update and revise our estimates of input measures. If our estimates indicate that a loss will be incurred, the entire loss is recognized in that period. Training revenues are included in consulting revenues in the Company’s consolidated statements of income and are recognized once the training services are provided. VSOE for consulting and training services is based upon the hourly or per class rates charged when those services are sold separately.

Consulting and training services, when sold with subscription offerings, are accounted for separately if they have standalone value to the customer and there is VSOE for the undelivered elements. In these situations, the consulting and training revenues are recognized as the services are rendered for time and material contracts or when milestones are achieved and accepted by the customer under fixed price service contracts. If the consulting and training services sold with the subscription offerings do not quality for separate accounting, all fees from the arrangement are treated as a single unit of accounting and recognized ratably over the subscription term.

Managed service offerings are separately priced and stated in our arrangements with the related revenues included in service revenues. Managed services typically include implementation lab services, advance customer support and software and hardware administration services, and are billed monthly, quarterly or annually with the revenue recognized ratably over the term of the contract.

The timing of revenue recognition on software licenses and other revenues could be significantly impacted if we are unable to maintain VSOE on one or more undelivered elements during any quarterly period. Loss of VSOE could result in (i) the complete deferral of all revenues or (ii) ratable recognition of all revenues under a customer arrangement until such time as VSOE is re-established. If we are unable to re-establish VSOE on one or more undelivered elements for an extended period of time it would impact our ability to accurately forecast the timing of quarterly revenues, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

•	Extension of Credit and Accounts Receivable. Consistent with industry practice and to be competitive in the software marketplace, we typically provide payment terms on most software license sales. Software licenses are generally due within twelve months from the date of delivery. Customers are reviewed for creditworthiness before we enter into a new arrangement that provides for software and/or a service element. We only recognize revenue when we believe collection is probable. For those customers who are not credit worthy, we require prepayment of the software license fee or a letter of credit before we will ship our software. Payments for our software licenses are typically due within twelve months from the date of delivery. Although infrequent, where software license agreements call for payment terms of twelve months or more from the date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. We have a history of collecting software payments when they come due without providing refunds or concessions. Consulting services are generally billed bi-weekly and maintenance services are billed annually or monthly. For those customers who are significantly delinquent or whose credit deteriorates, we typically put the account on hold and do not recognize any further services revenue, and may as appropriate withdraw support and/or our implementation staff until the situation has been resolved.

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

Goodwill is tested annually for impairment, or more frequently if events or changes in business circumstances indicate the asset might be impaired, by comparing a weighted average of the fair value of future cash flows under the “Discounted Cash Flow Method of the Income Approach” and the “Guideline Company Method” to the carrying value of the goodwill allocated to our reporting units. We found no indication of impairment of our goodwill balances during 2010, 2009 or 2008 with respect to the goodwill allocated to our Supply Chain and Pricing and Revenue Management reportable business segments, noting that our reportable business segments fair value were approximately 120% and 40% greater than their book values, respectively. Absent future indications of impairment, the next annual impairment test will be performed in fourth quarter 2011.

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

Trademarks are being amortized on a straight-line basis over their estimated remaining useful life of five years.

•	Income Taxes. We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We exercise significant judgment in determining our income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. Uncertainties arise as a consequence of the actual source of taxable income between domestic and foreign locations, the outcome of tax audits and the ultimate utilization of tax credits. Although we believe our estimates are reasonable, the final tax determination could differ from our recorded income tax provision and accruals. In such case, we would adjust the income tax provision in the period in which the facts that give rise to the revision become known. These adjustments could have a material impact on our income tax provision and our net income for that period. Management must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Valuation allowances are established to reduce deferred tax assets to the amount that will more likely than not be realized. To the extent that a determination is made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made.

•	Derivative Instruments and Hedging Activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated and qualifying as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of cumulative other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For derivative instruments that are not designated as cash flow hedges, changes in fair value are recognized in earnings in the period of change. We do not hold or issue derivative financial instruments for speculative trading purposes.

•	Legal and Other Contingencies. As discussed in Note 12 “Legal Proceedings” to our consolidated Financial Statements elsewhere in this Annual Report on Form 10-K, we are subject to various legal proceedings and claims that arise in the ordinary course of business. In accordance with GAAP, we record a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In management’s opinion, we do not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect our financial condition or operating results. However, the outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. Should we fail to prevail in any of these legal matters, the operating results of a particular reporting period could be materially adversely affected.

Recent Accounting Pronouncements

In September 2009, FASB issued an amendment to its accounting guidance on certain revenue arrangements with multiple deliverables that enables a vendor to account for products and services (deliverables) separately rather than as a combined unit. The revised guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) management’s best estimate of selling price. This guidance also eliminates the residual method of allocation and requires that the arrangement consideration be allocated at the inception of the arrangement to all deliverables. In addition, this guidance significantly expands required disclosures related to such revenue arrangements that have multiple deliverables. The revised guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. We adopted the new guidance effective January 1, 2011 and based on our initial assessment, the new guidance would not have had a material impact on our 2010 financial statements or the new revenue arrangements entered into during 2010, specifically those involving the delivery of software-as-a-service and certain other managed service offerings with software access rights. The ultimate impact on our consolidated financial statements will depend on the nature and terms of the revenue arrangements entered into or materially modified after the adoption date. The new guidance does not significantly change the accounting for the majority of our existing and future revenue arrangements that are subject to specific guidance in sections 605 and 985 of the Codification (see Revenue Recognition discussion above).

In December 2009, FASB issued new guidance for improvements to financial reporting by enterprises involved with variable interest entities. The new guidance provides an amendment to its consolidation guidance for variable interest entities and the definition of a variable interest entity and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This amendment also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and is effective for reporting periods beginning after December 15, 2009. The implementation of this guidance did not have a significant impact on our consolidated financial position or results of operations.

In January 2010, FASB issued an amendment to its accounting guidance for fair value measurements which adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements. The revised guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The amendment is effective for the first reporting period beginning after December 15, 2009, except for the requirements to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The implementation of this guidance did not have a significant impact on our consolidated financial position or results of operations.

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

Foreign currency exchange rates.  Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented approximately 40% of our total revenues in 2010, 2009 and 2008. In addition, the identifiable net assets of our foreign operations represented 20% and 19% of consolidated net assets at December 31, 2010 and 2009, respectively. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting a net unrealized foreign currency exchange gain of $5.4 million and $5.3 million in 2010 and 2009, respectively. We recorded net foreign currency exchange losses of $0.7 million in 2010 and net gains of $0.7 million and $0.5 million in 2009 and 2008, respectively, which are included in the condensed consolidated statements of income under the caption “Interest Income and other, net.”

Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net working capital as of December 31, 2010 to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the December 31, 2010 rates would result in a currency translation loss of approximately $1.9 million before tax.

We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign currency denominated assets and liabilities that exist as part of our ongoing business operations that are denominated in a currency other than the functional currency of the subsidiary. The exposures relate primarily to the gain or loss recognized in earnings from the settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of 90 days or less and are not designated as hedging instruments. Forward exchange contracts are marked-to-market at the end of each reporting period, using quoted prices for similar assets or liabilities in active markets (Level 2 inputs), with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities. At December 31, 2010, we had forward exchange contracts with a notional value of $68.8 million and an associated net forward contract receivable of $0.7 million. At December 31, 2009, we had forward exchange contracts with a notional value of $37.9 million and an associated net forward contract liability of $0.4 million. These derivatives are not designated as hedging instruments. We prepared sensitivity analyses of the impact of changes in foreign currency exchange rates on our forward exchange contracts at December 31, 2010. Based on the results of these analyses, a 10% adverse change in all foreign currency rates from the December 31, 2010 rates would result in a net forward contract liability of $5.8 million that would increase the underlying currency translation loss on our net foreign assets.

In the fourth quarter of 2010, we also began a cash flow hedging program under which we hedge a portion of anticipated operating expenses denominated in the Indian Rupee. The forward exchange contracts have maturities of twelve months or less and are designated as hedging instruments. Forward exchange contracts are marked-to-market at the end of each reporting period, using quoted prices for similar assets or liabilities in active markets. The effective portion of the derivative’s gain or loss is initially reported as a component of cumulative other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. At December 31, 2010, we had forward exchange contracts with a notional value of $30.7 million and an associated net forward contract receivable of $0.4 million. We prepared sensitivity analyses of the impact of changes in foreign currency exchange rates on our forward exchange contracts at December 31, 2010. Based on the results of these analyses, a 10% adverse change in all foreign currency rates from the December 31, 2010 rates would result in a net forward contract liability of $2.2 million.

The forward contract receivables (payables) are included in the consolidated balance sheets under the caption captions “Prepaid expenses and other current assets” and “Accrued expenses and other liabilities,” respectively. The notional values represent the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts.

Interest rates.  At December 31, 2010 and 2009, our excess cash balances are included in our operating account. Cash balances in foreign currencies overseas are operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on investments is reflected in our financial statements under the caption “Interest income and other, net.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.

We issued $275 million of Senior Notes in December 2009 at an initial offering price of 98.988%. The net proceeds from the sale of the Senior Notes, which exclude the original issue discount ($2.8 million) and other debt issuance costs ($7.2 million) were placed in escrow and subsequently used, together with cash on hand at JDA and i2, to fund the cash portion of the merger consideration in the acquisition of i2 on January 28, 2010. The Senior Notes mature in 2014. Interest accrues on the Senior Notes at a fixed rate of 8% per annum, payable semi-annually in cash on June 15 and December 15 of each year, commencing on June 15, 2010.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, together with the report of the independent registered public accounting firm of Deloitte & Touche LLP, are included in this Form 10-K as required by Rule 14a-3(b).

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure —

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.  During and subsequent to the reporting period, and under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. Disclosure controls and procedures is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”) as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on December 31, 2010 were effective to ensure that information required to be disclosed in our reports to be filed under the Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding disclosures and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Act. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered accounting firm, as stated in their attestation report, which is included herein.

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

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information — None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
JDA Software Group, Inc.
Scottsdale, Arizona

We have audited the internal control over financial reporting of JDA Software Group, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 1, 2011 expressed an unqualified opinion on those financial statements.

/s/  DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 1, 2011

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

a. The following documents are filed as part of this Report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2010 and 2008
Consolidated Statements of Income — Three Years Ended December 31, 2010
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) — Three Years Ended December 31, 2010
Consolidated Statements of Cash Flows — Three Years Ended December 31, 2010
Notes to Consolidated Financial Statements — Three Years Ended December 31, 2010

2. Financial Statement Schedules — None

3. Exhibits — See Exhibit Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
JDA Software Group, Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of JDA Software Group, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of JDA Software Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 1, 2011

JDA SOFTWARE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(In thousands, except share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$171,618	$75,974
Restricted cash	34,855	287,875
Accounts receivable, net	102,118	68,883
Deferred tax assets — current portion	43,753	19,142
Prepaid expenses and other current assets	27,723	15,667

Total current assets	380,067	467,541
Non-Current Assets:
Property and equipment, net	47,447	40,842
Goodwill	226,863	135,275
Other intangibles, net	187,398	119,661
Deferred tax assets — long-term portion	255,386	44,350
Other non-current assets	16,367	13,997

Total non-current assets	733,461	354,125

Total Assets	$1,113,528	$821,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$21,092	$7,192
Accrued expenses and other liabilities	83,938	45,523
Income taxes payable	318	3,489
Deferred revenue — current portion	88,055	65,665

Total current liabilities	193,403	121,869
Non-Current Liabilities:
Long-term debt	272,695	272,250
Accrued exit and disposal obligations	7,360	7,341
Liability for uncertain tax positions	6,873	8,770
Deferred revenue — long-term portion	9,090	—

Total non-current liabilities	296,018	288,361

Total Liabilities	489,421	410,230

Commitments and Contigencies (Notes 11 and 12)
Stockholders’ Equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 43,896 and 36,323 shares issued, respectively	439	363
Additional paid-in capital	550,177	356,065
Retained earnings	91,732	74,014
Accumulated other comprehensive income	8,980	3,267
Less treasury stock, at cost, 1,970 and 1,786 shares, respectively	(27,221)	(22,273)

Total stockholders’ equity	624,107	411,436

Total liabilities and stockholders’ equity	$1,113,528	$821,666

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Revenues:
Software licenses	$109,546	$84,913	$89,196
Subscriptions and other recurring revenues	21,143	3,873	3,702
Maintenance services	246,241	179,336	182,844

Product revenues	376,930	268,122	275,742

Consulting services	220,417	107,618	104,072
Reimbursed expenses	19,862	10,060	10,518

Service revenues	240,279	117,678	114,590

Total revenues	617,209	385,800	390,332

Cost of Revenues:
Cost of software licenses	4,256	3,241	3,499
Amortization of acquired software technology	7,047	3,920	5,277
Cost of maintenance services	52,543	43,165	45,734

Cost of product revenues	63,846	50,326	54,510

Cost of consulting services	169,826	85,285	81,954
Reimbursed expenses	19,862	10,060	10,518

Cost of service revenues	189,688	95,345	92,472

Total cost of revenues	253,534	145,671	146,982

Gross Profit	363,675	240,129	243,350
Operating Expenses:
Product development	72,158	51,318	53,866
Sales and marketing	91,329	66,001	66,468
General and administrative	72,299	47,664	44,963
Amortization of intangibles	38,415	23,633	24,303
Restructuring charges	20,931	6,865	8,382
Acquisition-related costs	8,115	4,768	—
Cost of abandoned acquisition	—	—	25,060
Litigation provision	14,000	—	—

Total operating expenses	317,247	200,249	223,042

Operating Income	46,428	39,880	20,308
Interest expense and amortization of loan fees	(24,758)	(2,712)	(10,349)
Finance costs on abandoned acquisition	—	767	(5,292)
Interest income and other, net	1,683	1,253	2,791

Income Before Income Taxes	23,353	39,188	7,458
Income tax provision	(5,635)	(12,849)	(4,334)

Net Income	17,718	26,339	3,124
Consideration paid in excess of carrying value on the repurchase of redeemable preferred stock	—	(8,593)	—

Income Applicable to Common Shareholders	$17,718	$17,746	$3,124

Earnings Per Share Applicable to Common Shareholders
Basic net income per common share	$0.43	$0.51	$0.09

Diluted net income per common share	$0.42	$0.50	$0.09

Shares used in computing basic net income per common share	41,173	34,936	34,339

Shares used in computing diluted net income per common share	41,710	35,258	35,185

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
	Common	Additional		Other
	Stock	Paid-In	Retained	Comprenhensive	Treasury
	Amount	Capital	Earnings	Gain (Loss)	Stock	Total
	(In thousands)

Balance, December 31, 2007	$314	$292,168	$53,144	$3,814	$(13,644)	$335,796
Issuance of common stock:
Issuance of common stock — options	7	7,799				7,806
Vesting of restricted stock units	4	(4)				—
Stock-based compensation	—	4,324				4,324
Tax benefit — stock compensation		(1,638)				(1,638)
Purchase of treasury stock					(2,086)	(2,086)
Net income			3,124			3,124
Accumulated other comprehensive gain (loss):
Change in fair value of interest rate swap				289		289
Foreign translation adjustment				(6,120)		(6,120)

Balance, December 31, 2008	325	302,649	56,268	(2,017)	(15,730)	341,495
Issuance of common stock:
Issuance of common stock — options	10	12,570				12,580
Issuance of common stock — ESPP	1	2,268				2,269
Vesting of restricted stock units	3	(3)				—
Forfeiture of unvested equity awards						—
Stock-based compensation	2	8,078				8,080
Conversion of redeemable preferred stock	22	30,503				30,525
Purchase of treasury stock					(6,543)	(6,543)
Net income			26,339			26,339
Accumulated other comprehensive gain (loss):
Cash consideration paid for Series B preferred stock in excess of carrying value			(8,593)			(8,593)
Foreign translation adjustment				5,284		5,284

Balance, December 31, 2009	363	356,065	74,014	3,267	(22,273)	411,436
Issuance of common stock:
Issuance of common stock — options	8	12,184				12,192
Issuance of common stock — ESPP	1	2,700				2,701
Issuance of stock in i2 Technologies acquisition, net	63	167,558				167,621
Forfeiture of unvested equity awards	—	—				—
Stock-based compensation	4	11,490				11,494
Conversion of warrants	—	179				179
Purchase of treasury stock					(4,948)	(4,948)
Net income			17,718			17,718
Accumulated other comprehensive gain (loss):
Unrealized gain (loss) on hedging contracts				375		375
Foreign translation adjustment				5,338		5,338

Balance, December 31, 2010	$439	$550,176	$91,732	$8,980	$(27,221)	$624,106

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net income	$17,718	$26,339	$3,124
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	5,338	5,284	(6,120)
Change in fair value of interest rate swap	—	—	289
Unrealized gains (losses) on cash flow hedges, net of tax	375	—	—

Net change in other comprehensive income (loss)	5,713	5,284	(5,831)

Comprehensive (loss) income	$23,431	$31,623	$(2,707)

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Operating Activities:
Net income	$17,718	$26,339	$3,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,246	37,239	39,280
Provision for doubtful accounts	1,000	1,900	750
Amortization of loan fees	1,970	110	3,672
Excess tax benefits from stock-based compensation	—	—	1,638
Net (gain) loss on disposal of property and equipment	(9)	(42)	9
Stock-based compensation	11,494	8,095	4,324
Deferred income taxes	(1,949)	4,242	1,784
Changes in assets and liabilities, net of effects from business acquisition:
Accounts receivable	(2,613)	9,894	(6,590)
Income tax receivable	2,347	365	116
Prepaid expenses and other assets	(7,485)	(1,768)	2,055
Accounts payable	11,397	4,525	(346)
Accrued expenses and other liabilities	1,970	(4,608)	3,938
Income tax payable	(6,592)	5,964	27
Deferred revenue	(22,322)	4,226	(6,689)

Net cash provided by operating activities	65,172	96,481	47,092

Investing Activities:
Change in restricted cash	253,020	(287,875)	—
Purchase of i2 Technologies, Inc.	(213,427)	—	—
Payment of direct costs related to acquisitions	(3,625)	(5,110)	(4,242)
Purchase of property and equipment	(16,866)	(7,136)	(8,594)
Proceeds from dipsosal of property and equipment	634	84	132

Net cash (used in) provided by investing activities	19,736	(300,037)	(12,704)

Financing Activities:
Issuance of common stock — equity plans	15,370	14,849	7,806
Excess tax benefits for stock-based compensation	—	—	(1,638)
Purchase of treasury stock and other, net	(5,127)	(6,543)	(2,086)
Redemption of redeemable preferred stock	—	(28,068)	—
Proceeds from issuance of long-term debt, net of discount	—	272,217	—
Debt issuance costs	—	(6,487)	—
Principal payments on term loan agreement	—	—	(99,563)

Net cash (used in) provided by financing activities	10,243	245,968	(95,481)

Effect of exchange rates on cash and cash equivalents	493	866	(1,499)
Net (decrease) increase in cash and cash equivalents	95,644	43,278	(62,592)
Cash and Cash Equivalents, Beginning of Year	75,974	32,696	95,288

Cash and Cash Equivalents, End of Year	$171,618	$75,974	$32,696

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$14,501	$3,854	$3,378

Cash paid for interest	$22,481	$1,149	$7,312

Cash received for income tax refunds	$1,841	$856	$852

Supplemental Disclosure of Non-cash Investing Activities:
Increase of goodwill recorded in acquisitions	$91,588	$—	$714

Shares issued in acquisition of i2 Technologies, Inc.	$167,621	$—	$—

Supplemental Disclosure of Non-cash Financing Activities:
Conversion of redeemable preferred stock to common stock	$—	$30,525	$—

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts or as otherwise stated)

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of Business.  We are a leading provider of sophisticated enterprise software solutions designed specifically to address the supply chain requirements of global consumer products companies, manufacturers, wholesale/distributors and retailers, as well as government and aerospace defense contractors and travel, transportation, hospitality and media organizations, and we have licensed our software to over 6,000 customers worldwide. Our solutions enable customers to plan, manage and optimize the coordination of supply, demand and flows of inventory throughout the supply chain to the consumer. We conduct business in three geographic regions that have separate management teams and reporting structures: the Americas (United States, Canada, and Latin America), Europe (Europe, Middle East and Africa), and Asia/Pacific. Our corporate offices are located in Scottsdale, Arizona.

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

Certain reclassifications have been made to the Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008 to conform to the current presentation. In the Consolidated Statements of Income, we have reported subscription revenues under the caption “Subscriptions and other recurring revenues.” Subscription revenues were previously reported in revenues under the caption “Software licenses” and were not material. In addition, we have corrected the presentation of stockholders’ equity accounts in the consolidated balance sheet and consolidated statements of stockholders’ equity as of and for the years ended December 31, 2009 and 2008 by eliminating the $5.3 million and $2.9 million balance of “Deferred compensation” against “Additional paid in capital,” respectively. We also corrected the Consolidated Statements of Comprehensive Income to remove the $8.6 million under the caption “Consideration paid for Series B preferred stock in excess of carrying value” for 2009 as this represents a dividend and should not have been shown as a component of comprehensive income.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, which is based upon an evaluation of our customers’ ability to pay and general economic conditions; the useful lives of intangible assets and the recoverability or impairment of tangible and intangible asset values; deferred revenues; purchase accounting allocations and related reserves; legal and other contingencies which are recorded when it is probable that a loss has been incurred and the amount is reasonably estimable; and our effective income tax rate and the valuation allowance applied against deferred tax assets which are based upon our expectations of future taxable income, allowable deductions, and projected tax credits. Actual results may differ from these estimates.

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

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents.  Cash and cash equivalents consist of cash held in bank demand deposits. The restricted cash balance at December 31, 2009 consists primarily of proceeds from the issuance of long-term debt (see Note 9), which were subsequently used to fund a portion of the cash merger consideration in the acquisition of i2 Technologies, Inc. “i2” (see Note 2).

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

Business Combinations.  The acquisition of i2 on January 28, 2010 (see Note 2) was accounted for at fair value under the acquisition method of accounting. Under the acquisition method of accounting, (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, are expensed in the period incurred; (ii) non-controlling interests are valued at fair value at the acquisition date; (iii) in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; (iv) restructuring costs associated with a business combination are expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date are recognized through income tax expense or directly in contributed capital, including any adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior January 1, 2010. There were no business combinations in 2008 and 2009.

Goodwill and Intangible Assets.  Goodwill represents the excess of the purchase price over the net assets acquired in our business combinations. Goodwill is tested annually for impairment, or more frequently if events or changes in business circumstances indicate the asset might be impaired, by comparing a weighted average of the fair value of future cash flows under the “Discounted Cash Flow Method of the Income Approach” and the “Guideline Company Method” to the carrying value of the goodwill allocated to our reporting units. We found no indication of impairment of our goodwill balances during 2010, 2009 and 2008 with respect to the goodwill allocated to our Supply Chain and Pricing and Revenue Management reportable business segments (see Note 5). Absent future indications of impairment, the next annual impairment test will be performed in fourth quarter 2011.

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

We license software primarily under non-cancelable agreements and provide related services, including consulting, training and customer support. Software license revenue is generally recognized using the residual method when:

➢	Persuasive evidence of an arrangement exists and a license agreement has been signed;

➢	Delivery, which is typically FOB shipping point, is complete;

➢	Fees are fixed and determinable and there are no uncertainties surrounding product acceptance;

➢	Collection is considered probable; and

➢	Vendor-specific objective evidence of fair value (“VSOE”) exists for all undelivered elements.

Our customer arrangements typically contain multiple elements that include software, maintenance, managed services, consulting and training services and from time-to-time, options for future purchases of software products not previously licensed to the customer. The fees from these arrangements are allocated to the various elements based on VSOE. Under the residual method, if an arrangement contains undelivered elements, the VSOE of the undelivered elements is deferred and the revenue recognized as the elements are delivered. If we are unable to determine VSOE for any undelivered element included in an arrangement, we will defer revenue recognition until evidence of VSOE exists or the element without VSOE is delivered. If VSOE does not exist for an undelivered element that is delivered ratably (i.e., maintenance services or managed services), all revenue in the arrangement including the software license will be recognized ratably until evidence of VSOE exists. In addition, if a software license contains milestones, customer acceptance criteria or a cancellation right, the software revenue is recognized upon the achievement of the milestone or upon the earlier of customer acceptance, or the expiration of the acceptance period or cancellation right. For arrangements that provide for significant services or custom development that are essential to the software’s functionality, the software license revenue and contracted services are recognized under the percentage of completion method. We measure progress-to-completion on arrangements involving significant services or custom development that are essential to the software’s functionality using input measures, primarily labor hours, which relate hours incurred to date to total estimated hours at completion. We regularly update and revise our estimates of input measures. If our estimates indicate that a loss will be incurred, the entire loss is recognized in that period.

Subscription and other recurring revenues include fees for access rights to software solutions that are offered under a subscription-based delivery model where the users do not take possession of the software. Under this model, the software applications are hosted by the Company or by a third party and the customer accesses and uses the software on an as-needed basis over the internet or via a dedicated line. The underlying arrangements typically (i) include a single fee for the service that is billed monthly, quarterly or annually, (ii) cover a period from 36 to 60 months and (iii) do not provide the customer with an option to take delivery of the software at any time during or after the subscription term. In addition, subscription and other recurring revenues include subscription-based software license revenues where the customer has taken physical possession of the software for a defined period of time. Subscription revenues are recognized ratably over the subscription term beginning on the commencement dates of each contract.

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

Consulting and training services are separately priced and stated in our arrangements, are available from a number of suppliers, and are generally not essential to the functionality of our software products. Consulting services include project management, system planning, design and implementation, customer configurations, and training. These services are generally billed bi-weekly on an hourly basis or pursuant to the terms of a fixed price contract. Consulting services revenue billed on an hourly basis is recognized as the work is performed. Under fixed price service contracts and milestone-based arrangements that include services that are not essential to the functionality of our software products, consulting services revenue is recognized using the proportional performance method. We measure progress-to-completion under the proportional performance method by using input measures, primarily labor hours, which relate hours incurred to date to total estimated hours at completion. We continually update and revise our estimates of input measures. If our estimates indicate that a loss will be incurred, the entire loss is recognized in that period. Training revenues are included in consulting revenues in the Company’s consolidated statements of income and are recognized once the training services are provided. VSOE for consulting and training services is based upon the hourly or per class rates charged when those services are sold separately.

Consulting and training services, when sold with subscription offerings, are accounted for separately if they have standalone value to the customer and there is VSOE for the undelivered elements. In these situations, the consulting and training revenues are recognized as the services are rendered for time and material contracts or when milestones are achieved and accepted by the customer under fixed price service contracts. If the consulting and training services sold with the subscription offerings do not quality for separate accounting, all fees from the arrangement are treated as a single unit of accounting and recognized ratably over the subscription term.

Managed service offerings are separately priced and stated in our arrangements with the related revenues included in service revenues. Managed services typically include implementation lab services, advance customer support and software and hardware administration services, and are billed monthly, quarterly or annually with the revenue recognized ratably over the term of the contract.

•	Extension of Credit and Accounts Receivable. Consistent with industry practice and to be competitive in the software marketplace, we typically provide payment terms on most software license sales. Software licenses are generally due within twelve months from the date of delivery. Customers are reviewed for creditworthiness before we enter into a new arrangement that provides for software and/or a service element. We only recognize any revenue when we believe collection is probable. For those customers who are not credit worthy, we require prepayment of the software license fee or a letter of credit before we will ship our software. Payments for our software licenses are typically due within twelve months from the date of delivery. Although infrequent, where software license agreements call for payment terms of twelve months or more from the date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. We have a history of collecting software payments when they come due without providing refunds or concessions. Consulting services are generally billed bi-weekly and maintenance services are billed annually or monthly. For those customers who are significantly delinquent or whose credit deteriorates, we typically put the account on hold and do not recognize any further services revenue, and may as appropriate withdraw support and/or our implementation staff until the situation has been resolved.

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

Restructuring Charges.  Restructuring charges include charges for the costs of exit or disposal activities and adjustments to acquisition-related reserves and other liabilities recorded in connection with business combinations. The liability for costs associated with exit or disposal activities is measured initially at fair value and only recognized when the liability is incurred, rather than at the date the Company committed to the exit plan. Restructuring charges are not directly identified with a particular business segment and as a result, management does not consider these charges in the evaluation of the operating income (loss) from the business segments. We recorded restructuring charges of $20.9 million, $6.9 million and $8.4 million in 2010, 2009 and 2008, respectively (see Notes 7 and 8).

Derivative Instruments and Hedging Activities.  The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated and qualifying as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of cumulative other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For derivative instruments that are not designated as cash flow hedges, changes in fair value are recognized in earnings in the period of change. We do not hold or issue derivative financial instruments for speculative trading purposes.

We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign currency denominated assets and liabilities that exist as part of our ongoing business operations that are denominated in a currency other than the functional currency of the subsidiary. The exposures relate primarily to the gain or loss recognized in earnings from the settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of 90 days or less and are not designated as hedging instruments. Forward exchange contracts are marked-to-market at the end of each reporting period, using quoted prices for similar assets or liabilities in active markets (Level 2 inputs), with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities. At December 31, 2010, we had forward exchange contracts with a notional value of $68.8 million and an associated net forward contract receivable of $0.7 million. At December 31, 2009, we had forward exchange contracts with a notional value of $37.9 million and an associated net forward contract liability of $0.4 million.

In the fourth quarter of 2010, we also began a cash flow hedging program under which we hedge a portion of anticipated operating expenses denominated in the Indian Rupee. The forward exchange contracts have maturities of twelve months or less and are designated as hedging instruments. Forward exchange contracts are marked-to-market at the end of each reporting period, using quoted prices for similar assets or liabilities in active markets. The effective portion of the derivative’s gain or loss is initially reported as a component of cumulative other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. At

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2010, we had forward exchange contracts with a notional value of $30.7 million and an associated net forward contract receivable of $0.4 million.

The forward contract receivables (payables) are included in the consolidated balance sheets under the captions “Prepaid expenses and other current assets” and “Accrued expenses and other liabilities,” respectively. The notional values represent the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts.

We recorded net foreign currency exchange losses of $0.7 million in 2010 and net gains of $0.7 million and $0.5 million in 2009 and 2008, respectively, which are included in the condensed consolidated statements of income under the caption “Interest Income and other, net.”

Stock-Based Compensation.  Compensation expense for awards of restricted stock, restricted stock units, performance share awards and other forms of equity based compensation are based on the market price of the underlying common stock as of the date of grant, amortized over the applicable vesting period of the awards (generally 3 years) using graded vesting (see Note 14).

As of December 31, 2010, we had approximately 0.5 million stock options outstanding with exercise prices ranging from $10.33 to $27.50 per share. Stock options are no longer used for share-based compensation (see Note 14).

Income Taxes.  We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We exercise significant judgment in determining our income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. Uncertainties arise as a consequence of the actual source of taxable income between domestic and foreign locations, the outcome of tax audits and the ultimate utilization of tax credits. Although we believe our estimates are reasonable, the final tax determination could differ from our recorded income tax provision and accruals. In such case, we would adjust the income tax provision in the period in which the facts that give rise to the revision become known. These adjustments could have a material impact on our income tax provision and our net income for that period. Management must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Valuation allowances are established to reduce deferred tax assets to the amount that will more likely than not be realized. To the extent that a determination is made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made.

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

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During third quarter 2009, all shares of the Series B preferred stock were either converted into shares of common stock or repurchased for cash, including $8.6 million paid in excess of the conversion price (see Note 13). The excess consideration was charged to retained earnings in the same manner as a dividend on preferred stock and reduced the income applicable to common shareholders in the calculation of earnings per share for 2009. The calculation of diluted earnings per share applicable to common shareholders for 2009 includes the assumed conversion of the Series B preferred stock into common stock as of the beginning of the period, weighted for the actual days and number of shares outstanding during the period. The calculation of diluted earnings per share applicable to common shareholders for 2008 includes the assumed conversion of the Series B preferred stock into common stock as of the beginning of the period.

The dilutive effect of outstanding stock options and unvested restricted stock units and performance share awards is included in the diluted earnings per share calculations for 2010, 2009 and 2008 using the treasury stock method (see Note 18).

Recent Accounting Pronouncements

In September 2009, FASB issued an amendment to its accounting guidance on certain revenue arrangements with multiple deliverables that enables a vendor to account for products and services (deliverables) separately rather than as a combined unit. The revised guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) management’s best estimate of selling price. This guidance also eliminates the residual method of allocation and requires that the arrangement consideration be allocated at the inception of the arrangement to all deliverables. In addition, this guidance significantly expands required disclosures related to such revenue arrangements that have multiple deliverables. The revised guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. We adopted the new guidance effective January 1, 2011 and based on our initial assessment, the new guidance would not have had a material impact on our 2010 financial statements. The ultimate impact on our consolidated financial statements will depend on the nature and terms of the revenue arrangements entered into or materially modified after the adoption date. The new guidance does not significantly change the accounting for the majority of our existing and future revenue arrangements that are subject to specific guidance in sections 605 and 985 of the Codification (see Revenue Recognition discussion above).

In December 2009, FASB issued new guidance for improvements to financial reporting by enterprises involved with variable interest entities. The new guidance provides an amendment to its consolidation guidance for variable interest entities and the definition of a variable interest entity and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This amendment also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and is effective for reporting periods beginning after December 15, 2009. The implementation of this guidance did not have a significant impact on our consolidated financial position or results of operations.

In January 2010, FASB issued an amendment to its accounting guidance for fair value measurements which adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements. The revised guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The amendment is effective for the first reporting period beginning after December 15, 2009, except for the requirements to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The implementation of this guidance did not have a significant impact on our consolidated financial position or results of operations.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Acquisitions

Acquisition of i2 Technologies, Inc. (2010)

On January 28, 2010, we completed the acquisition of i2 for approximately $600.0 million, which includes cash consideration of approximately $432.0 million and the issuance of approximately 6.2 million shares of our common stock with an acquisition date fair value of approximately $168.0 million, or $26.88 per share, determined on the basis of the closing market price of our common stock on the date of acquisition (the “Merger”). The combination of JDA and i2 creates a market leader in the supply chain management market. We believe this combination provides JDA with (i) a strong, complementary presence in new markets such as discrete manufacturing and transportation; (ii) enhanced scale; (iii) a more diversified, global customer base of over 6,000 customers; (iv) a comprehensive product suite that provides end-to-end supply chain management (“SCM”) solutions; (v) incremental revenue opportunities associated with cross-selling of products and services among our existing customer base; and (vi) an ability to increase profitability through net cost synergies in the first six to nine months after the Merger.

On December 10, 2009, we issued $275 million of five-year, 8.0% Senior Notes (the “Senior Notes”) at an initial offering price of 98.988%. The net proceeds from the sale of the Senior Notes, which exclude the original issue discount ($2.8 million) and other debt issuance costs ($7.2 million) were placed in escrow and subsequently used, together with cash on hand at JDA and i2, to fund the cash portion of the merger consideration in the acquisition of i2 (see Note 9).

For the years ended December 31, 2010 and 2009, we expensed approximately $8.1 million and $4.8 million, respectively, of costs related to the acquisition of i2. These costs, which consist primarily of investment banking fees, commitment fees on unused bank financing, legal and accounting fees, are included in the consolidated statements of income under the caption “Acquisition-related costs.”

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

		Useful	Weighted Average
		Life	Amortization Period

Cash	$218,348
Trade accounts receivable	31,361
Other current assets	31,360
Property and equipment	3,115
Customer-based intangibles	74,600	1 to 7 years	6 years
Technology-based intangibles	24,300	7 years	7 years
Marketing-based intangibles	14,300	5 years	5 years
Long-term deferred tax assets	204,939
Other non-current assets	6,323
Goodwill	91,588

Total assets acquired	700,234

Deferred revenue	(56,028)
Other current liabilities	(44,452)

Total liabilities assumed	(100,480)

Net assets acquired from i2 Technologies, Inc.	$599,754

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the merger consideration used to acquire i2:

Fair value of JDA common stock issued as merger consideration	$167,979
Cash merger consideration	431,775

Total merger consideration to acquire i2 Technologies, Inc.	$599,754

Cash merger consideration	$431,775
Less cash acquired from i2 Technologies	218,348

Cash expended to acquire i2 Technologies, Inc.	$213,427

As of the date of the acquisition, the gross contractual amount of trade accounts receivable acquired was $34.2 million, of which approximately $2.8 million is expected to be uncollectable.

Contingent liabilities were recorded in purchase accounting for certain assumed customer and labor disputes in the amounts of $7.7 million and $0.3 million, respectively. The potential undiscounted amount of all future payments that we could be required to make to settle the customer and labor disputes is estimated to range between approximately $19.2 million and $237 million and $0.1 million and $1.2 million, respectively. See Note 12 for a discussion of legal proceedings.

The following unaudited pro-forma consolidated results of operations for the years ended December 31, 2010 and 2009 assume the i2 acquisition occurred as of January 1 of each year and include acquisition related costs. The pro-forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

	Years Ended December 31,
	2010	2009

Total revenues	$632,236	$608,610
Net income	$3,246	$51,934
Diluted earnings per share	$0.08	$1.25

The amounts of i2 revenues and earnings (loss) included in our consolidated statements of operations for the years ended December 31, 2010, and the revenues and earnings (loss) of the combined entity had the acquisition date been January 1, 2009 or January 1, 2010 are as follows (unaudited):

		Income
	Revenues	(Loss)

i2 operating results from January 28, 2010 to December 31, 2010	$208,968	*
i2 operating results from January 1, 2010 to December 31, 2010	$223,994	*
i2 operating results from January 1, 2009 to December 31, 2009	$222,810	$34,359

*	We are unable to provide separate disclosure of the earnings (loss) of i2 from January 28, 2010 (date of acquisition) to December 31, 2010 and the pro-forma results from January 1, 2010 to December 31, 2010 as the operating expenses of the combined company were co-mingled at the date of acquisition.

Acquisition of Equity Interest in European-based Strategix Enterprise Technology (2009)

In July 2009, we purchased 49.1% of the registered share capital of Strategix Enterprise Technology GMBH and Strategix Enterprise Technology sp.z.o.o. (collectively, “Strategix”) for cash. The initial investment, which is not material to our financial statements, is reflected in the consolidated balance sheet under the caption “Other non-current assets,” and in the consolidated statement of cash flows as an investing activity under the caption “Payment

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of direct costs related to acquisitions.” The adjustments to record our equity share of Strategix’s earnings from the date of purchase through December 31, 2010 are reflected in the consolidated statements of income, net of tax, under the caption “Interest income and other, net,” The transaction provides for additional annual purchase price earn-outs in each of 2009, 2010 and 2011 if defined performance milestones are achieved. No additional purchase price earn-out has been earned as of December 31, 2010. We have an option to purchase the remaining registered share capital of Strategix beginning on the third anniversary date of the transaction based on defined operating metrics. Strategix has been a distributor of our supply and category management applications in Central and Eastern Europe and Russia since 2004. As part of this transaction, Strategix now has access to our entire suite of products, and we believe such access can expand our presence with retail, manufacturing and wholesale-distribution customers in these markets. We have also acquired the rights to various applications developed by Strategix that are designed to enhance certain of our space and category management solutions, plus a suite of SAP integration tools.

3.	Accounts Receivable, Net

At December 31, 2010 and 2009 accounts receivable consist of the following:

	2010	2009

Trade receivables	$106,358	$75,661
Less: allowance for doubtful accounts	(4,240)	(6,778)

Total	$102,118	$68,883

A summary of changes in the allowance for doubtful accounts for the three-year period ended December 31, 2010 is as follows:

	2010	2009	2008

Balance at beginning of period	$6,778	$5,139	$7,030
Provision for doubtful accounts	1,000	1,900	750
Deductions, net	(3,538)	(261)	(2,641)

Balance at end of period	$4,240	$6,778	$5,139

4.	Property and Equipment, Net

At December 31, 2010 and 2009 property and equipment consist of the following:

	2010	2009

Computers, internal use software, furniture & fixtures and automobiles	$93,462	$83,520
Land and buildings	26,652	26,652
Leasehold improvements	8,763	7,400

	128,877	117,572
Less: accumulated depreciation	(81,430)	(76,730)

Net property and equipment	$47,447	$40,842

Depreciation expense for 2010, 2009 and 2008 was $12.8 million, $9.7 million and $9.7 million, respectively.

5.	Goodwill and Other Intangibles, Net

Goodwill.  We recorded $91.6 million of goodwill in 2010 in connection with our acquisition of i2 (see Note 2), all of which has been allocated to our Supply Chain reportable business segmenting unit (see Note 19). We

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

found no indication of impairment of our goodwill balances during 2010, 2009 and 2008, and, absent future indicators of impairment, the next annual impairment test will be performed in fourth quarter 2011. As of December 31, 2010 and 2009, the goodwill balance has been allocated to our reporting units as follows: $223.2 million and $131.6 million to Supply Chain and $3.7 million and $3.7 million to Pricing and Revenue Management, respectively.

Customer-based intangible assets include customer lists, maintenance relationships and future technological enhancements, service relationships and covenants not-to-compete; technology-based intangible assets include acquired software technology; and marketing-based intangible assets include trademarks and trade names. Customer-based and marketing-based intangible assets are being amortized on a straight-line basis. Technology-based intangible assets are being amortized on a product-by-product basis with the amortization recorded for each product being the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Through December 31, 2010, we have recorded $74.6 million, $24.3 million and $14.3 million of customer-based, technology-based and marketing-based intangible assets, respectively, in connection with our acquisition of i2 (see Note 2).

Identifiable intangibles consist of the following:

	December 31, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Goodwill:
Gross goodwill	$236,576	$—	$144,988	$—
Accumulated impairment losses	(9,713)	—	(9,713)	—

Goodwill, net	226,863	—	135,275	—

Other amortized intangible assets:
Customer-based	257,983	(119,835)	183,383	(84,119)
Technology-based	90,147	(52,654)	65,847	(45,607)
Marketing-based	19,491	(7,734)	5,191	(5,034)

Other amortized intangible assets, net	367,621	(180,223)	254,421	(134,760)

Total goodwill and other intangible assets	$594,484	$(180,223)	$389,696	$(134,760)

Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $45.5 million, $27.6 million and $29.6 million, respectively. The increase in amortization in 2010 compared to 2009 is due to amortization on the identifiable intangible assets recorded in the acquisition of i2.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense is reported in the consolidated statements of operations within cost of revenues under the caption “Amortization of acquired software technology” and in operating expenses under the caption “Amortization of intangibles.” As of December 31, 2010, we expect amortization expense for the next five years and thereafter to be as follows:

For the Year Ending December 31,	Amortization Expense

2011	$45,519
2012	44,932
2013	44,243
2014	27,357
2015	12,997
Thereafter	12,350

Total	$187,398

6.	Accrued Expenses and Other Liabilities

At December 31, 2010 and 2009, accrued expenses and other liabilities consist of the following:

	December 31,	December 31,
	2010	2009

Accrued compensation and benefits	$38,672	$28,292
Acquisition reserves (Note 7)	4,845	4,585
Accrued costs on terminated acquisition of i2 (Note 2)	1,150	1,150
Accrued royalties	2,185	2,982
Accrued interest	978	1,344
Customer deposits	1,884	1,104
Restructuring charges (Note 8)	2,904	378
Accrued legal	21,424	1,141
Accrued taxes	4,841	1,792
Other accrued expenses and liabitilies	5,055	2,755

Total	$83,938	$45,523

7.	Acquisition Reserves

We recorded initial acquisition reserves of $47.4 million for restructuring charges and other direct costs associated with the acquisition of Manugistics in 2006. The restructuring charges were primarily related to facility closures, employee severance and termination benefits and other direct costs associated with the acquisition, including investment banker fees, change-in-control payments, and legal and accounting costs. Subsequent adjustments of $2.9 million were made to reduce the reserves in 2007 and 2008 based on our revised estimates of the restructuring costs to exit certain of the activities of Manugistics. The majority these adjustments were made by September 30, 2007 and included in the final purchase price allocation. All adjustments made subsequent to September 30, 2007, including a $1.4 million increase recorded in 2009 and a $1.5 million increase recorded in 2010, have been included in the consolidated statements of income under the caption “Restructuring charges.” Adjustments made in 2010 and 2009 resulted primarily from our revised estimate of sublease rentals and market adjustments on an unfavorable office facility lease in the United Kingdom. The unused portion of the acquisition reserves at December 31, 2010 includes $4.3 million of current liabilities under the caption “Accrued expenses and other liabilities” and $5.3 million of non-current liabilities under the caption “Accrued exit and disposal obligations.”

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the charges and adjustments recorded against the reserves is as follows:

				Impact of				Impact of
				Changes in	Balance			Changes in	Balance
	Initial	Adjustments to	Cash	Exchange	December 31,	Adjustments	Cash	Exchange	December 31,
Description of charge	Reserve	Reserves	Charges	Rates	2009	to Reserves	Charges	Rates	2010

Acquisition reserves:
Office closures, lease termination and sublease costs	$29,212	$(949)	$(16,110)	$(724)	$11,429	$1,516	$(3,251)	$(120)	$9,574
Employee severance and termination benefits	3,607	(767)	(2,468)	125	497	(73)	(374)	(50)	—
IT projects, contract termination penalties, capital lease buyouts and other costs to exits activities of Manugistics	1,450	222	(1,672)	—	—	—	—	—	—

	34,269	(1,494)	(20,250)	(599)	11,926	1,443	(3,625)	(170)	9,574
Direct costs:	13,125	6	(13,131)	—	—				—

Total	$47,394	$(1,488)	$(33,381)	$(599)	$11,926	$1,443	$(3,625)	$(170)	$9,574

The balance in the reserve for office closures, lease termination and sublease costs is primarily related to office facility leases in Rockville, Maryland and the United Kingdom and will be reduced as payments are made over the related lease terms that extend through 2018.

In 2010 in connection with our acquisition of i2, we assumed an unfavorable lease of $1.2 million for the Dallas, Texas office which was recorded in the purchase price allocation of which $0.5 million is included in current liabilities under the caption of “Accrued expenses and other liabilities” and $0.7 million is included in non-current liabilities under the caption “Accrued exit and disposal obligations.”

8.	Restructuring Charges

2010 Restructuring Charges

We recorded restructuring charges of $21.0 million in the year ended December 31, 2010. These charges are primarily for termination benefits, office closures and contract terminations associated with the acquisition of i2 and the continued transition of additional on-shore activities to our Center of Excellence (“CoE”) facilities. The charges include $14.1 million for termination benefits related to a workforce reduction of approximately 200 associates primarily in product development, sales, information technology and other administrative positions primarily in the Americas. In addition, the charges include $6.9 million for estimated costs to close and integrate redundant office facilities and for the integration of information technology and termination of certain i2 contracts that have no future economic benefit to the Company and are incremental to the other costs that will be incurred by the combined Company. As of December 31, 2010, approximately $15.0 million of the costs associated with these restructuring charges have been paid and $2.9 million is included under the caption “Accrued expenses and other current liabilities and $1.4 million is included under the caption “Accrued exit and disposal obligations.” A summary of the restructuring charges is as follows:

				Impact of
				Changes in	Balance
	Initial	Cash	Non-Cash	Exchange	December 31,
Description of charge	Reserve	Charges	Settlements	Rates	2010

Termination benefits	$14,098	$(13,284)	$—	$89	$941
Office closures and other restructuring	5,380	(1,760)	$(376)	65	3,309

Total	$19,478	$(15,006)	$(376)	$154	4,250

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 Restructuring Charges

				Impact of				Impact of
				Changes in	Balance			Changes in	Balance
	Initial	Adjustments	Cash	Exchange	December 31,	Adjustments	Cash	Exchange	December 31,
Description of charge	Reserve	to Reserves	Charges	Rates	2009	to Reserves	Charges	Rates	2010

Termination benefits	$6,486	$—	$(6,241)	$46	$291	$(63)	$(79)	$(44)	$105
Office closures	—	—	—	—	—	—	—	—	—

Total	$6,486	$—	$(6,241)	$46	$291	$(63)	$(79)	$(44)	$105

We recorded restructuring charges of $6.5 million in 2009 primarily associated with the transition of additional on-shore activities to the Center of Excellence (“CoE”) in India and certain restructuring activities in the EMEA sales organization. The charges include termination benefits related to a workforce reduction of 86 full-time employees (“FTE”) in product development, service, support, sales and marketing, information technology and other administrative positions, primarily in the Americas region. In addition, the restructuring charges include approximately $2.0 million in severance and other termination benefits under separation agreements with two former executives. As of December 31, 2010, approximately $6.4 million of the costs associated with these restructuring charges have been paid and the remaining balance of $0.1 is included in the condensed consolidated balance sheet under the caption “Accrued expenses and other current liabilities.” We expect substantially all of the remaining costs to be paid in 2011.

2008 Restructuring Charges

				Impact of
				Changes in	Balance
	Initial	Adjustments	Cash	Exchange	December 31,
Description of charge	Reserve	to Reserves	Charges	Rates	2009

Termination benefits	$7,891	$(281)	$(7,442)	$(168)	$—
Office closures	119	(18)	(95)	(6)	—

Total	$8,010	$(299)	$(7,537)	$(174)	$—

We recorded restructuring charges of $8.0 million in 2008 primarily associated with our transition of certain on-shore activities to the CoE. The 2008 restructuring charges included $7.9 million for termination benefits, primarily related to a workforce reduction of 100 FTE in product development, consulting and sales-related positions across all of our geographic regions and $119,000 for office closure and integration costs of redundant office facilities. Subsequent adjustments were made to these reserves in 2009 based on our revised estimates to complete the restructuring activities and are included in the consolidated statements of income under the caption “Restructuring charges.” As of December 31, 2009 all costs associated with these restructuring charges have been paid. A summary of the 2008 restructuring charges is as follows:

9.	Long-term Debt:

Senior Notes

On December 10, 2009, we issued $275 million of 8.0% Senior Notes at an initial offering price of 98.988% of the principal amount. The net proceeds from the sale of the Senior Notes, which exclude the original issue discount ($2.8 million) and other debt issuance costs ($7.2 million) were placed in escrow and subsequently used, together with cash on hand at JDA and i2, to fund the cash portion of the merger consideration in the acquisition of i2 (see Note 2).

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

At any time prior to December 15, 2012, we may redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 108% of the principal amount, plus accrued and unpaid interest, with the cash proceeds of an equity offering of our common stock. At any time prior to December 15, 2012, we may also redeem all or a part of the Senior Notes at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and a “make whole” premium calculated as the greater of (i) 1% of the principal amount of the Senior Notes redeemed or (ii) the excess of the present value of the redemption price of the Senior Notes redeemed at December 15, 2012 over the principal amount the Senior Notes redeemed. In addition, we may redeem the Senior Notes on or after December 15, 2012 at a redemption price of 104% of the principal amount, and on or after December 15, 2013 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest. The Senior Notes rank equally in right of payment with all existing and future senior debt and are senior in right of payment to all subordinated debt.

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

In connection with the issuance of the Senior Notes, we entered into an exchange and registration rights agreement. Under the terms of the exchange and registration rights agreement, we were required to file, and did initially file on June 9, 2010, an exchange offer registration statement, as amended (the “Exchange Offer Registration Statement”), enabling holders to exchange the Senior Notes for registered notes with terms substantially identical to the terms of the Senior Notes. We were also required to use commercially reasonable efforts to have the Exchange Offer Registration Statement declared effective by the Securities and Exchange Commission (the “SEC”) on or prior to 270 days after the closing of the note offering, or September 8, 2010, (the “Registration Deadline”) and, unless the exchange offer would not be permitted by applicable law or SEC policy, to complete the exchange offer within 30 business days after the Registration Deadline. On November 5, 2010, the Exchange Offer Registration Statement was declared effective by the SEC. Under the terms of the exchange and registration rights agreement, we incurred special interest on the Senior Notes at a per annum rate of 0.25% of the principal amount of the Senior Notes from the Registration Deadline through the completion of the exchange offer. We completed the exchange offer in December 2010.

The fair value and carrying amount of the Senior Notes were $296.3 million and $272.7 million, respectively at December 31, 2010 and $269.4 million and $272.3 million, respectively at December 31, 2009.

The $2.8 million original issue discount on the Senior Notes and other debt issuance costs of approximately $7.2 million are being amortized using the effective interest and straight-line methods, respectively over the five-year term and are reflected in the consolidated statements of income under the caption, “Interest expense and amortization of loan fees.” We incurred $16.5 million of interest on the Senior Notes for the year ended December 31, 2010 and have amortized approximately $1.4 million of the original issue discount and related loan origination fees.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Deferred Revenue

At December 31, 2010 and 2009, deferred revenue consists of deferrals for software license fees, maintenance, consulting and training and other services as follows:

	2010	2009

Software	$10,238	$1,185
Maintenance	70,986	61,046
Consulting	5,083	2,165
Training and other	1,748	1,269

Deferred revenue — current portion	88,055	65,665
Software	2,926	—
Maintenance	3,588	—
Consulting	2,576	—
Training and other	—	—

Deferred revenue — long-term portion	9,090	—

Total deferred revenue	$97,145	$65,665

11.	Lease Commitments

We currently lease office space in the Americas for 15 regional sales and support offices across the United States and Latin America, and for 23 other international sales and support offices located in major cities throughout Europe, Asia, Australia, Japan and the CoE facilities in Bangalore and Hyderabad, India. The leases are primarily non-cancelable operating leases with initial terms ranging from one to 20 years that expire at various dates through the year 2018. None of the leases contain contingent rental payments; however, certain of the leases contain scheduled rent increases and renewal options. We expect that in the normal course of business most of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. We believe our existing facilities are adequate for our current needs and for the foreseeable future. As of December 31, 2010, we have sublet approximately 204,000 square feet of excess office space through 2014, and have identified an additional 70,000 square feet that we are trying to sublet. In addition, we lease various computers, telephone systems, automobiles, and office equipment under non-cancelable operating leases with initial terms generally ranging from 12 to 48 months. Certain of the equipment leases contain renewal options and we expect that in the normal course of business some or all of these leases will be renewed or replaced by other leases.

Net rental expense under operating leases in 2010, 2009 and 2008 was $16.9 million, $10.7 million and $11.0 million, respectively. The following summarizes future minimum lease obligations under non-cancelable operating leases at December 31, 2010.

For the Year Ending December 31,	Amount

2011	$22,547
2012	16,496
2013	8,969
2014	4,971
2015	1,656
Thereafter	4,757

Total	$59,396

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have entered into sublease agreements on excess space in certain of our leased facilities that will provide sublease rentals of approximately $5.5 million, $3.1 million, $1.0 million and $0.7 million in 2011 through 2014, respectively. We currently have no sublease agreements in place that provide for sublease rentals beyond 2014.

12.	Legal Proceedings

Dillard’s, Inc. vs. i2 Technologies, Inc.

In September 2007, Dillard’s, Inc. filed a lawsuit against i2 in the 191 st Judicial District Court of Dallas County, Texas, (the “trial court”) Cause No. 07-10924-J, which alleges that i2 committed fraud and failed to meet certain obligations to Dillard’s regarding the purchase of two i2 products in the year 2000 under a software license agreement and related services agreement. Dillard’s paid i2 approximately $8.1 million under these two agreements.

As previously reported, on June 15, 2010, a jury in the District Court of the State of Texas, County of Dallas, returned an adverse verdict in the litigation between Dillard’s, Inc. and i2. On September 30, 2010, the trial court signed a judgment awarding Dillard’s $237 million, plus post-judgment interest of 5% per annum. On October 4, 2010, i2 posted a $25 million supersedeas bond. By posting the bond, under Texas law, the execution of the judgment is suspended, which means the judgment will not have to be paid during the appeals process. On December 2, 2010, we met with Dillard’s for a mediation session. During that mediation session, settlement offers were exchanged, but no agreement was reached. Therefore, on December 23, 2010 i2 filed a Notice of Appeal with the Dallas Court of Appeals. The appeals process is not expected to be resolved prior to the end of 2011. There can be no assurance that it will be successful or that the litigation will be settled on terms acceptable to JDA.

The Company will accrue an estimated loss from this matter if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In evaluating the probability of an unfavorable outcome in this litigation we have considered (a) the nature of the litigation and claim, (b) the progress in the case, (c) the opinions of legal counsel and other advisors, (d) the experience of the Company and others in similar cases, (e) how management intends to respond in the event an unfavorable final judgment is returned by the trial court and (f) settlement discussions. We currently estimate the potential loss for this matter to range between $19 million (the highest settlement offer exchanged) and $237 million (representing a maximum award for lost profits, punitive damages and pre-judgment interest), plus post-judgment interest. The final trial court judgment or any revised result that may be achieved through an appeals process (which could take several years to complete) could result in multiple potential outcomes within this range. Management has determined that the best estimate of the potential outcome of this matter is $19.0 million, of which $5.0 million was recorded on the opening balance sheet of i2 following JDA’s acquisition of i2 in January 2010 and $14.0 million was recorded in December 2010 in the Consolidated Statements of Income under the capital “Litigation provision” and in the Consolidated Balance Sheets under the caption “Accrued expenses and other liabilities.”

i2 Technologies, Inc. vs. Oracle Corporation

On April 29, 2009, i2 filed a lawsuit for patent infringement against Oracle Corporation (NASDAQ: ORCL). The lawsuit, filed in the United States District Court for the Eastern District of Texas, Tyler Division (No. 6:09-cv-194-LED) alleges infringement of 11 patents related to supply chain management, available to promise software and other enterprise software applications. On April 22, 2010, Oracle filed counterclaims against i2 and JDA Software Group, Inc. (of which i2 is now a wholly-owned subsidiary) alleging the infringement by i2 of four Oracle patents. In response to i2’s motion to sever the Oracle counterclaim, on June 11, 2010, the trial court split the initial case into two cases, staying the second case (No. 6:10-cv-00284-LED) pending the outcome of the first case. The trial court instructed i2 to select five patents for the first case (subsequently reduced by i2 to four patents) and Oracle to select one patent for the first case.

On February 25, 2011, the Company, i2 and Oracle Corporation entered into a settlement agreement (the “Agreement”). Under the Agreement, the parties entered into a cross-license arrangement and dismissed their

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respective litigation claims related to the patent infringement dispute with prejudice. In addition, the Company is entitled to receive a one-time cash payment of $35.0 million from Oracle Corporation, payable within seven days of the Agreement date, as well as a $2.5 million license and technical support credit from Oracle Corporation that must be used by the Company within two years. The Company intends to account for this settlement as a reduction of operating expenses in the first quarter of 2011 under the caption “Litigation Settlement” in the consolidated statement of income.

Shareholder Class Action Litigation

In December, 2009, the Company was sued in a putative shareholder class action against i2 and its board of directors, in the County Court of Law No. 2 of Dallas County (No. CC-09-08476-B). The plaintiffs allege in this lawsuit that the directors of i2 breached their fiduciary duties to shareholders of i2 by selling i2 to the Company via an allegedly unfair process and at an unfair price, and that the Company aided and abetted this alleged breach. On January 26, 2010, the Court denied the plaintiffs’ request for a preliminary injunction that sought to enjoin the merger between JDA and i2. The plaintiffs subsequently filed an amended complaint, alleging unspecified monetary damages in addition to declaratory and injunctive relief and attorneys’ fees. The Company, i2 and i2’s directors have denied all allegations and discovery is ongoing. A settlement agreement in principle has been reached among the parties, which is subject to formal documentation and court approval. The agreement, if it is finalized and then approved by the court, will provide that (i) the pendency and prosecution of the lawsuit and the efforts of plaintiffs’ counsel were a reason and cause for the decision by i2’s then board of directors to provide additional disclosures in the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on or about November 19, 2009, in connection with the Company’s acquisition of i2 and (ii) plaintiffs’ counsel may apply to the court for an award of attorneys’ fees and costs of $0.5 million to be paid by i2, which will be funded by its directors and officers’ liability insurer.

We are involved in other legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not currently believe the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

13.	Redeemable Preferred Stock

In connection with the Manugistics Group, Inc. (“Manugistics”) acquisition in 2006, we issued 50,000 shares of Series B preferred stock to a private equity investment firm for $50 million in cash. The Series B preferred stock was convertible, at any time in whole or in part, into a maximum of 3.6 million shares of common stock based on an agreed conversion rate of $13.875. During third quarter 2009, the private equity investment firm exercised conversion rights on 30,525 shares of the Series B preferred stock, which resulted in the issuance of 2.2 million shares of common stock. We recorded a $30.5 million adjustment to reduce the carrying value of the redeemable preferred stock ($13.875 per share for each of the 2.2 million shares of common stock), and increased common stock for the par value of converted shares ($22,000) and additional paid-in capital ($30.5 million).

We entered into a stock purchase agreement with a private equity investment firm in September 2009 to acquire the remaining shares of Series B preferred stock for $28.1 million in cash ($20 per share for each of the 1.4 million shares of common stock into which the Series B Preferred Stock was convertible). The agreed purchase price included $19.5 million, which represents the conversion of 1.4 million shares of common stock at the conversion price of $13.875, and $8.6 million, which represents consideration paid in excess of the conversion price of $13.875 ($6.125 per share). The consideration paid in excess of the conversion price was charged to retained earnings in the same manner as a dividend on preferred stock and reduced the income applicable to common shareholders in the calculation of earnings per share for 2009 (see Note 18). As part of the purchase agreement, we also repurchased 0.1 million shares of our common stock held by the private equity investment firm for $2.0 million, or $20 per share (see Note 15).

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Share-Based Compensation

Our 2005 Performance Incentive Plan, as amended (“2005 Incentive Plan”), provides for the issuance of up to 3.8 million shares of common stock to employees, consultants and directors under stock purchase rights, stock bonuses, restricted stock, restricted stock units, performance awards, performance units and deferred compensation awards. The 2005 Incentive Plan contains certain restrictions that limit the number of shares that may be issued and the amount of cash awarded under each type of award, including a limitation that awards granted in any given year can represent no more than two percent (2%) of the total number of shares of common stock outstanding as of the last day of the preceding fiscal year. Awards granted under the 2005 Incentive Plan are in such form as the Compensation Committee shall from time to time establish and the awards may or may not be subject to vesting conditions based on the satisfaction of service requirements or other conditions, restrictions or performance criteria including the Company’s achievement of annual operating goals. Restricted stock and restricted stock units may also be granted under the 2005 Incentive Plan as a component of an incentive package offered to new employees or to existing employees based on performance or in connection with a promotion, and will generally vest over a three-year period, commencing at the date of grant. We measure the fair value of awards under the 2005 Incentive Plan based on the market price of the underlying common stock as of the date of grant. The fair value of each award is amortized over the applicable vesting period of the awards using graded vesting and reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”

Annual stock-based incentive programs (“Performance Programs”) have been approved for executive officers and certain other members of our management team for years 2007 through 2010 that provide for contingently issuable performance share awards or restricted stock units upon achievement of defined performance threshold goals. A summary of the annual Performance Programs is as follows:

2011 Performance Program.  In January 2011, the Board approved a stock-based incentive compensation program for 2011 (“2011 Performance Program”). The 2011 Performance Program provides for the issuance of contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we are able to achieve a defined adjusted EBITDA performance threshold goal in 2011. A partial pro-rata issuance of performance share awards will be made if we achieve a minimum adjusted EBITDA performance threshold. The 2011 Performance Program initially provides for approximately 0.7 million of targeted contingently issuable performance share awards with a fair value of $20.2 million. The performance share awards, if any, will be issued after the issuance of our independent auditor’s report on our 2011 financial results and will vest 50% upon the date of issuance with one-half of the remaining 50% vesting on each of the next two anniversaries of the initial vest date. Our performance against the defined performance threshold goal will be evaluated on a quarterly basis throughout 2011 and share-based compensation will be recognized over the requisite service period that runs from February 2011 through January 2012. If we achieve the defined performance threshold goal, we would expect to recognized approximately $10.1 million of the award as share-based compensation in 2011.

2010 Performance Program.  The 2010 Performance Program provided for the issuance of contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we were able to achieve a defined adjusted EBITDA performance threshold goal in 2010. The Company’s actual 2010 adjusted EBITDA performance qualified participants to receive approximately 95% of their target awards. In total, 0.5 million contingently issuable performance share awards were issued in January 2011 with a grant date fair value of $12.0 million that is being recognized as share-based compensation over requisite service periods that run from the date of Board approval of the 2010 Performance Program through January 2013. The performance share awards vested 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period.

2009 Performance Program.  The 2009 Performance Program provided for the issuance of contingently issuable performance share awards if we were able to achieve $91.5 million of adjusted EBITDA. The Company’s

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

actual 2009 adjusted EBITDA performance qualified participants to receive 100% of their target awards. In total, 0.5 million contingently issuable performance share awards were issued in January 2010 with a grant date fair value of $6.8 million that is being recognized as share-based compensation over requisite service periods that run from the date of Board approval of the 2009 Performance Program through January 2012. The performance share awards vested 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period.

2008 Performance Program.  The 2008 Performance Program provided for the issuance of contingently issuable performance share awards if we were able to achieve $95 million of adjusted EBITDA. The Company’s actual 2008 adjusted EBITDA performance, which exceeded the defined performance threshold goal of $95 million, qualified participants to receive approximately 106% of their target awards. In total, 0.2 million performance share awards were issued in January 2009 with a grant date fair value of $3.9 million that is being recognized as stock-based compensation over requisite service periods that run from the date of Board approval of the 2008 Performance Program through January 2011.

2007 Performance Program.  The 2007 Performance Program provided for the issuance of contingently issuable restricted stock units if we were able to successfully integrate the Manugistics acquisition and achieve $85 million of adjusted EBITDA. The Company’s actual 2007 adjusted EBITDA performance qualified participants for a pro-rata issuance equal to 99.25% of their target awards. In total, 0.5 million restricted stock units were issued in January 2008 with a grant date fair value of $8.1 million.

As of December 31, 2010, there is approximately $5.2 million of total unrecognized stock-based compensation expense under the 2005 Incentive Plan related to non-vested awards. This compensation is expected to be recognized over the respective vesting terms of each award through 2013. The weighted-average term of the unrecognized stock-based compensation expense is 1.5 years.

The following table summarizes activity under the 2005 Incentive Plan:

	Restricted Stock Units &
	Performance Share Awards		Restricted Stock Awards
		Weighted Average		Weighted Average
	Units	Fair Value	Shares	Fair Value

Non-vested Balance, December 31, 2007	14	$15.08	41	$17.98
Granted	511	15.92	10	19.86
Vested	(373)	15.92	(26)	18.56
Forfeited	(28)	16.97	—	14.90

Non-vested Balance, December 31, 2008	124	15.60	25	18.14
Granted	227	17.23	80	15.13
Vested	(285)	16.59	(21)	16.75
Forfeited	(12)	16.51	(10)	20.59

Non-vested Balance, December 31, 2009	54	17.01	74	15.15
Granted	510	13.52	8	26.78
Vested	(409)	13.85	(38)	17.27
Forfeited	(45)	13.84	(23)	15.27

Non-vested Balance, December 31, 2010	110	$13.59	21	$15.86

Equity Inducement Awards.  In 2009, we announced the appointment of Peter S. Hathaway to the position of Executive Vice President and Chief Financial Officer and Jason B. Zintak to the position of Executive Vice President, Sales and Marketing. In order to induce Mr. Hathaway and Mr. Zintak to accept employment, the Compensation Committee granted certain equity awards outside of the terms of the 2005 Incentive Plan and pursuant to NASDAQ Marketplace Rule 5635(c)(4).

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

(ii) 55,000 contingently issuable performance share awards were granted to Mr. Hathaway (25,000 shares) and Mr. Zintak (30,000 shares) if the Company was able to achieve the $91.5 million adjusted EBITDA performance threshold goal defined under the 2009 Performance Program. The Company’s actual 2009 adjusted EBITDA performance qualified Mr. Hathaway and Mr. Zintak to receive 100% of their target awards. A total of 55,000 performance share awards were issued in January 2010 with a grant date fair value of $1.0 million that is being recognized as share-based compensation over requisite service periods that run from their effective dates of employment through January 2012. The performance share awards vested 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period.

(iii) 100,000 contingently issuable restricted stock units were granted to Mr. Hathaway (50,000 shares) and Mr. Zintak (50,000 shares) that will vest in defined tranches if and when we achieve certain pre-defined performance milestones. As of December 31, 2010, Mr. Hathaway met his first milestone and was awarded 16,667 shares.

We recorded total share-based compensation expense of $1.1 million and $1.2 million related to the Equity Inducement Awards in the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, we have $1.3 million of total unrecognized stock-based compensation expense related to these awards. This compensation is expected to be recognized over a weighted average period of 1.4 years.

The following table summarizes Equity Inducement Awards activity:

	Restricted Stock Units &
	Performance Share Awards		Restricted Stock Awards
		Weighted Average		Weighted Average
	Units	Fair Value	Shares	Fair Value

Non-vested Balance, December 31, 2008	—	$—	—	$—
Granted	—	—	100	17.98
Vested	—	—	—	—
Forfeited	—	—	—	—

Non-vested Balance, December 31, 2009	—	—	100	17.98
Granted	55	18.11	—	—
Vested	(40)	18.11	(46)	17.93
Forfeited	—	—	—	—

Non-vested Balance, December 31, 2010	15	$18.11	54	$18.01

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

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the combined stock option activity during the three-year period ended December 31, 2010:

		Options Outstanding
	Options Available		Exercise Price
	for Grant	Shares	per Share

Balance, December 31, 2007	—	3,231	$6.44 to $27.50
Plan shares expired	(159)	—	—
Cancelled	159	(159)	$8.56 to $26.96
Exercised	—	(697)	$6.44 to $16.80

Balance, December 31, 2008	—	2,375	$6.44 to $27.50
Plan shares expired	(26)	—	—
Cancelled	26	(26)	$6.44 to $16.80
Exercised	—	(1,053)	$6.44 to $21.01

Balance, December 31, 2009	—	1,296	$10.33 to $27.50
Plan shares expired	(7)	—	—
Cancelled	7	(7)	$11.94 to $16.80
Exercised	—	(743)	$10.33 to $27.50

Balance, December 31, 2010	—	546	$10.33 to $27.50

The weighted average exercise price of outstanding options at December 31, 2009, options cancelled during 2010, options exercised during 2010 and outstanding options at December 31, 2010 were $16.20, $15.44, $16.42 and $15.91, respectively.

The following summarizes certain weighted average information on options outstanding at December 31, 2010:

	Options Outstanding
		Weighted		Options Excercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (years)	Price	Exercisable	Price

$10.33 to $14.88	264	2.74	$12.51	264	$12.51
$15.15 to $21.17	263	1.37	$18.53	263	$18.53
$25.33 to $27.50	19	1.40	$26.94	19	$26.94

	546	2.03	$15.91	546	$15.91

The total intrinsic value of options exercised during 2010, 2009 and 2008 was $8.5 million, $7.1 million and $4.3 million, respectively and as of December 31, 2010, the aggregate intrinsic value of outstanding and exercisable options was $6.6 million.

Employee Stock Purchase Plan.  Our employee stock purchase plan (“2008 Purchase Plan”) has an initial reserve of 1.5 million shares and provides eligible employees with the ability to defer up to 10% of their earnings for the purchase of our common stock on a semi-annual basis at 85% of the fair market value on the last day of each six-month offering period that begin on February 1st and August 1st of each year. The 2008 Purchase Plan is considered compensatory and, as a result, stock-based compensation is recognized on the last day of each six-month offering period in an amount equal to the difference between the fair value of the stock on the date of purchase and the discounted purchase price. A total of 0.1 million and 0.2 million shares of common stock were purchased under the 2008 Purchase Plan in 2010 and 2009 at prices ranging from $19.98 to $22.28 and $9.52 to $17.52, respectively.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following provides tabular disclosure as of December 31, 2010 of the number of securities to be issued upon the exercise of outstanding options or vesting of restricted stock units, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans, aggregated into two categories — plans that have been approved by stockholders and plans that have not:

	Number of Securities
	to be Issued
	Upon Exercise of		Number of Securities
	Outstanding Options		Remaining Available
	or Vesting of	Weighted-Average	for Future Issuance
	Resticted Stock	Exercise Price of	Under Equity
Equity Compensation Plans	Units	Outstanding Options	Compensation Plans

Approved by stockholders:
1996 Option Plan	457	$16.17	—
1996 Directors Plan	61	$16.23	—
2005 Performance Incentive Plan	131	$—	2,507
Employee Stock Purchase Plan	1,214	$—	1,214

	1,863	$16.18	3,721
Not approved by stockholders:
1998 Option Plan	29	$11.08	—
Non-Plan Equity Inducement Awards	169	$—	—

	2,061	$15.91	3,721

The Company has recognized total stock-based compensation as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Cost of maintenance services	$482	$590	$319
Cost of consulting services	1,565	1,107	307
Product development	1,149	721	550
Sales and marketing	2,628	2,188	1,058
General and administrative	5,670	3,489	2,090

Total stock-based compensation expense	$11,494	$8,095	$4,324

15.	Treasury Stock Purchases

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

During 2010 and 2009 we also repurchased 0.2 million and 0.1 million common shares, respectively, tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted shares under the 2005 Performance Incentive Plan. These shares were repurchased in 2010 for $4.9 million at prices ranging from $21.34 to $30.06 and in 2009 for $1.6 million at prices ranging from $9.75 to $26.05 per share.

As part of the purchase agreement with a private equity investment firm (see Note 13), we repurchased 100,000 shares of our common stock for $2.0 million, or $20 per share in 2009.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Employee Benefit Plans

We maintain a defined 401(k) contribution plan (“401(k) Plan”) for the benefit of our employees. Participant contributions vest immediately and are subject to the limits established from time-to-time by the Internal Revenue Service. We provide discretionary matching contributions to the 401(k) Plan on an annual basis. Our matching contributions were 25% in 2010, 2009 and 2008 and vest 100% after 2 years of service. Our matching contributions to the 401(k) Plan were $3.1 million, $2.1 million and $2.1 million in 2010, 2009 and 2008, respectively.

17.	Income Taxes

The income tax provision includes income taxes currently payable and those deferred due to temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The following is a summary of the components of the income tax provision for the years December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008

Current taxes:
Federal	$3,739	$295	$3,752
State	(1,947)	1,957	347
Foreign	4,429	4,746	(268)

Total current taxes	6,221	6,998	3,831
Deferred taxes
Federal	1,074	7,604	(1,118)
State	332	634	226
Foreign	(1,992)	(2,387)	1,395

Total deferred taxes	(586)	5,851	503

Income tax provision	$5,635	$12,849	$4,334

Income before taxes for 2010, 2009 and 2008 includes $14.7 million, $7.6 million and $6.3 million of foreign pretax income, respectively. The following is a summary of the items that cause recorded income taxes to differ

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from taxes computed using the statutory federal income tax rate of 35% for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008

Income before income taxes	$23,353	$39,188	$7,458

Income tax at federal statutory rate	$8,174	$13,716	$2,610
Research and development credits	(1,115)	(773)	(930)
Meals, entertainment and other non-deductible expenses	942	425	332
State income taxes	776	1,294	59
Section 199 deduction	(532)	(554)	—
Foreign tax rate differential	(1,371)	(451)	(804)
Changes in estimate, foreign statutory rates and other	—	(506)	2,582
Interest and penalties on uncertain tax positions	(1,352)	(386)	365
Uncertain tax positions	(946)	(170)	—
Transaction costs	1,114	—	—
Other, net	(55)	254	120

Income tax provision	$5,635	$12,849	$4,334

Effective tax rate	24.1%	32.8%	58.1%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	2010		2009
	Current	Non-Current	Current	Non-Current

Deferred tax asset:
Accruals and reserves	$18,019	$4,091	$7,342	$6,698
Deferred revenue	3,673	1,161	271	—
Net operating loss carryforwards	22,984	228,400	9,479	50,301
Foreign deferred and NOL	2,236	8,990	1,322	3,054
Tax credit carryforwards	—	19,174	—	11,825
R&D expenses capitalized	—	39,218	1,679	3,417
Property and equipment	—	7,577	—	3,946

Total deferred tax assets	46,912	308,611	20,093	79,241
Deferred tax liability:
Goodwill and other intangibles	—	(33,754)	—	(30,746)

Total deferred tax liability	—	(33,754)	—	(30,746)

Valuation allowance for deferred tax assets	(3,159)	(19,471)	(951)	(4,145)

Net deferred tax assets	$43,753	$255,386	$19,142	$44,350

Residual United States income taxes have not been provided on undistributed earnings of our foreign subsidiaries. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes and

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

withholding taxes payable to various foreign countries less an adjustment for foreign tax credits. It is not practical to estimate the amount of additional tax that might be payable on the foreign earnings.

A reconciliation of the liability for unrecognized income tax benefits is as follows:

	2010	2009

Unrecognized tax benefits, beginning of year	$11,394	$11,721
Increase (decrease) related to prior year tax positions	—	471
Increase related to current year tax positions	—	317
Expirations	(1,753)	(722)
Settlements	(545)	(393)
Acquired unrecognized tax benefits	5,436	—

Unrecognized tax benefits, end of year	$14,532	$11,394

As of December 31, 2010 approximately $14.5 million of unrecognized tax benefits would impact our effective tax rate if recognized. It is reasonably possible that approximately $7.9 million of unrecognized tax benefits will be recognized within the next 12 months, primarily due to the expiration in the statute of limitations.

We treat the accrual of interest and penalties related to uncertain tax positions as a component of income tax expense, including accruals (benefits) made during 2010, 2009 and 2008 of ($1.4) million, ($0.5) million and $0.6 million respectively. As of December 31, 2010, 2009 and 2008 there are approximately $3.0 million, $2.3 million and $2.6 million, respectively of interest and penalty accruals related to uncertain tax positions which are reflected in the Consolidated Balance Sheet under the caption “Liability for uncertain tax positions.” To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction to the overall provision.

We conduct business globally and, as a result, JDA Software Group, Inc. or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Our business operations in India have been granted a tax holiday from income taxes through the tax year ending March 31, 2011. This tax holiday did not have a significant impact on our 2010 or 2009 operating results; however, our overall effective tax rate will be negatively impacted as the tax holiday period expires. In the normal course of business we are subjected to examination by taxing authorities throughout the world, including significant jurisdictions in the United States, India and the United Kingdom. We are currently under audit in the US for the 2009 and 2010 tax years. Audits are in process in India covering multiple years. The examination phase of these audits has not yet been completed; however, we do not anticipate any material adjustments. The following table sets forth significant jurisdictions that have open tax years that are subject to examination:

Country	Open Tax Years Subject to Examination

United States	2009 - 2010
United Kingdom	2006 - 2010
India	2002 - 2010

JDA Software Group, Inc. accepted an invitation to participate in the Compliance Audit Assurance Program (“CAP”) beginning in 2007. The CAP program was developed by the Internal Revenue Service to allow for transparency and to remove uncertainties in tax compliance. CAP is offered by invitation only to those companies with both a history of immaterial audit adjustments and a high level of tax complexity and will involve a review of each quarterly tax provision. The Internal Revenue Service has completed their review of our 2007, 2008 and 2009 tax returns and no material adjustments have been made as a result of these examinations.

At December 31, 2010, we have approximately $5.6 million and $8.2 million of federal and state research and development tax credit carryforwards, respectively, that expire at various dates throughout 2030. We also have

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $8.3 million of foreign tax credit carryforwards that expire between 2018 and 2020. We have approximately $679 million of federal net operating loss carryforwards, which are subject to annual limitations prescribed in section 382 of the Internal Revenue Code, that expire beginning in 2018. We also have $481 million and $25.6 million of state and foreign net operating loss carryforwards, before consideration of valuation allowance or reduction for uncertain tax positions, that expire beginning in 2015.

As a result of certain realization requirements of ASC Topic 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2010 and 2009 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $13.2 million if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering for purposes of determining when excess tax benefits have been realized.

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

During third quarter 2009, all shares of the Series B preferred stock were either converted into shares of common stock or repurchased for cash, including $8.6 million paid in excess of the conversion price (see Note 13). The excess consideration was charged to retained earnings in the same manner as a dividend on preferred stock and reduced the income applicable to common shareholders in the calculation of earnings per share for 2009. The calculation of diluted earnings per share applicable to common shareholders for 2009 includes the assumed conversion of the Series B preferred stock into common stock as of the beginning of the period, weighted for the actual days and number of shares outstanding during the period. The calculation of diluted earnings per share applicable to common shareholders for 2008 includes the assumed conversion of the Series B preferred stock into common stock as of the beginning of the period.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per share for the three years ended December 31, 2010 is calculated as follows:

	Year Ended December 31,
	2010	2009	2008

Net income	$17,718	$26,339	$3,124
Consideration paid in excess of carrying value on the repurchase of redeemable preferred stock	—	(8,593)	—

Income applicable to common shareholders	17,718	17,746	3,124
Undistributed earnings:
Common stock	17,718	16,613	2,796
Series B preferred stock	—	1,133	328

Total undistributed earnings	$17,718	$17,746	$3,124

Weighted-average shares:
Common stock	41,173	32,706	30,735
Series B preferred stock	—	2,230	3,604

Shares — basic earnings per share	41,173	34,936	34,339
Dilutive common stock equivalents	537	322	846

Shares — diluted earnings per share	41,710	35,258	35,185

Basic earnings per share applicable to common shareholders:
Common stock	$0.43	$0.51	$0.09

Series B preferred stock	$—	$0.51	$0.09

Diluted earnings per share applicable to common shareholders	$0.42	$0.50	$0.09

The dilutive effect of outstanding stock options and unvested restricted stock units and performance share awards is included in the diluted earnings per share calculations using the treasury stock method. Diluted earnings per share applicable to common shareholders excludes vested options for the purchase of common stock that have grant prices in excess of the average market price, or which are otherwise anti-dilutive. In addition, contingently issuable restricted stock units or performance share awards for which all necessary conditions had not been met have been excluded from the calculation (see Note 14).

	Year Ended December 31,
	2010	2009	2008

Employee stock options	12	795	775
Contingently issuable restricted stock units or performance shares	—	561	223

Total	12	1,356	998

19.	Segment Information

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

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable assets are also attributed to a geographical region. The geographic distribution of our revenues and identifiable assets is as follows:

	Year Ended December 31,
	2010	2009	2008

Revenues:
Americas	$404,140	$264,681	$269,269
Europe	109,667	82,011	87,656
Asia/Pacific	103,402	39,108	33,407

Total revenues	$617,209	$385,800	$390,332

	Year Ended December 31,
	2010	2009	2008

Indentifiable assets:
Americas	$889,576	$695,539	$402,350
Europe	124,209	85,817	86,780
Asia/Pacific	99,743	40,310	35,646

Total	$1,113,528	$821,666	$524,776

Revenues for the Americas include $342.7 million, $231.3 million and $236.7 million from the United States in 2010, 2009 and 2008, respectively. Identifiable assets for the Americas include $850.9 million and $666.0 million in the United States as of December 31, 2010 and 2009, respectively. The increase in identifiable assets at December 31, 2010 compared to December 31, 2009 resulted primarily from the acquisition of i2 (see Notes 2 and 9).

No customer accounted for more than 10% of our revenues during any of the three years ended December 31, 2010.

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

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the revenues, operating income and depreciation attributable to each of these reportable business segments for the three years ended December 31, 2010 is as follows:

	Year Ended December 31,
	2010	2009	2008

Revenues:
Supply Chain	$597,061	$354,402	$369,947
Pricing and Revenue Management	20,148	31,398	20,385

	$617,209	$385,800	$390,332

Operating Income (Loss):
Supply Chain	$201,730	$114,174	$121,015
Pricing and Revenue Management	(1,542)	8,636	2,001
Other (see below)	(153,760)	(82,930)	(102,708)

	$46,428	$39,880	$20,308

Depreciation:
Supply Chain	$11,306	$7,336	$7,610
Pricing and Revenue Management	1,477	1,049	699

	$12,783	$8,385	$8,309

Other:
General and administrative	$72,299	$47,664	$44,963
Amortization of intangible assets	38,415	23,633	24,303
Restructuring charge and adjustments to acquisition-related reserves	20,931	6,865	8,382
Acquisition-related costs	8,115	4,768	—
Costs of abandoned acquistion	—	—	25,060
Litigation provision	14,000	—	—

	$153,760	$82,930	$102,708

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

The following table presents selected unaudited quarterly operating results for the two-year period ended December 31, 2010. We believe that all necessary adjustments have been included in the amounts shown below to present fairly the related quarterly results.

	2010				2009
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)

Total revenue	$168,762	$158,443	$158,373	$131,631	$107,123	$95,859	$99,485	$83,333
Operating income (loss)	$12,090	$17,535	$17,056	$(253)	$11,524	$9,480	$14,418	$4,458
Income (loss) applicable to common shareholders	$5,847	$8,273	$7,866	$(4,268)	$8,497	$(2,330)	$8,935	$2,644
Basic net income (loss) per common share	$0.14	$0.20	$0.19	$(0.11)	$0.25	$(0.07)	$0.26	$0.08
Diluted net income (loss) per common share	$0.14	$0.20	$0.19	$(0.11)	$0.24	$(0.07)	$0.25	$0.08

21.	Condensed Consolidating Financial Information

Pursuant to the indenture governing the Senior Notes (see Note 9) our obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by substantially all of our existing and future domestic subsidiaries (including, following the Merger, i2 and its domestic subsidiaries). Pursuant to Regulation S-X, Section 210.3-10(f), we are required to present condensed consolidating financial information for subsidiaries that have guaranteed the debt of a registrant issued in a public offering, where the guarantee is full and unconditional, joint and several, and where the voting interest of the subsidiary is 100% owned by the registrant.

The following tables present condensed consolidating balance sheets as of December 31, 2010 and 2009, and condensed consolidating statements of income for the years ended December 31, 2010, 2009, and 2008 and condensed consolidating statements of cash flow for the years ended December 31, 2010 and 2009 for (i) JDA Software Group, Inc. — the parent company and issuer of the Senior Notes, (ii) the guarantor subsidiaries on a combined basis, (iii) the non-guarantor subsidiaries on a combined basis, (iv) elimination adjustments, and (v) total consolidating amounts. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.

CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2010

	JDA
	Software	Guarantor	Non-Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Elminations	Consolidated
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$—	$133,631	$37,987	$—	$171,618
Restricted cash	—	34,021	834	—	34,855
Account receivable, net	—	79,886	22,232	—	102,118
Income tax receivable	9,098	(8,685)	(413)	—	—
Deferred tax assets — current portion	—	41,512	2,241	—	43,753
Prepaid expenses and other current assets	440	18,914	8,369	—	27,723

Total current assets	9,538	299,279	71,250	—	380,067
Non-Current Assets:
Property and equipment, net	—	40,147	7,300	—	47,447
Goodwill	—	226,863	—	—	226,863
Other intangibles, net	—	187,398	—	—	187,398
Deferred tax assets — long-term portion	—	243,837	11,549	—	255,386
Other non-current assets	5,636	135	10,596	—	16,367
Investment in subsidiaries	185,168	49,547	(7,111)	(227,604)	—
Intercompany accounts	697,438	(724,996)	27,558	—	—

Total non-current assets	888,242	22,931	49,892	(227,604)	733,461

Total Assets	$897,780	$322,210	$121,142	$(227,604)	$1,113,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$18,892	$2,200	$—	$21,092
Accrued expenses and other liabilities	978	54,931	28,029	—	83,938
Income taxes payable	—	(379)	697	—	318
Deferred revenue — current portion	—	64,265	23,790	—	88,055

Total current liabilities	978	137,709	54,716	—	193,403
Non-Current Liabilities:
Long-term debt	272,695	—	—	—	272,695
Accrued exit and disposal obligations	—	3,997	3,363	—	7,360
Liability for uncertain tax positions	—	4,071	2,802	—	6,873
Deferred revenue — long-term portion	—	9,090	—	—	9,090

Total non-current liabilities	272,695	17,158	6,165	—	296,018

Total Liabilities	273,673	154,867	60,881	—	489,421

Stockholders’ Equity	624,107	167,343	60,261	(227,604)	624,107

Total Liabilities and Stockholders’ Equity	$897,780	$322,210	$121,142	$(227,604)	$1,113,528

CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2009

	JDA
	Software	Guarantor	Non-Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Elminations	Consolidated
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$—	$47,170	$28,804	$—	$75,974
Restricted cash	287,875	—	—	—	287,875
Account receivable, net	—	53,535	15,348	—	68,883
Income tax receivable	469	5,941	(6,410)	—	—
Deferred tax assets — current portion	—	17,973	1,169	—	19,142
Prepaid expenses and other current assets	—	11,273	4,394	—	15,667

Total current assets	288,344	135,892	43,305	—	467,541
Non-Current Assets:
Property and equipment, net	—	35,343	5,499	—	40,842
Goodwill	—	135,275	—	—	135,275
Other intangibles, net	—	119,661	—	—	119,661
Deferred tax assets — long-term portion	—	37,781	6,569	—	44,350
Other non-current assets	6,697	124	7,176	—	13,997
Investment in subsidiaries	154,166	27,575	—	(181,741)	—
Intercompany accounts	234,479	(253,131)	18,652	—	—

Total non-current assets	395,342	102,628	37,896	(181,741)	354,125

Total Assets	$683,686	$238,520	$81,201	$(181,741)	$821,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$6,140	$1,052	$—	$7,192
Accrued expenses and other liabilities	—	28,809	16,714	—	45,523
Income taxes payable	—	1,255	2,234	—	3,489
Deferred revenue — current portion	—	44,145	21,520	—	65,665

Total current liabilities	—	80,349	41,520	—	121,869
Non-Current Liabilities:
Long-term debt	272,250	—	—	—	272,250
Accrued exit and disposal obligations	—	4,723	2,618	—	7,341
Liability for uncertain tax positions	—	8,770	—	—	8,770
Deferred revenue — long-term portion	—	—	—	—	—

Total non-current liabilities	272,250	13,493	2,618	—	288,361

Total Liabilities	272,250	93,842	44,138	—	410,230

Stockholders’ Equity	411,436	144,678	37,063	(181,741)	411,436

Total Liabilities and Stockholders’ Equity	$683,686	$238,520	$81,201	$(181,741)	$821,666

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2010

	JDA
	Software	Guarantor	Non-Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Elminations	Consolidated
	(In thousands)

REVENUES:
Software licenses	$—	$109,546	$—	$—	$109,546
Subscriptions and other recurring revenues	—	21,143	—	—	21,143
Maintenance services	—	172,712	73,529	—	246,241

Product revenues	—	303,401	73,529	—	376,930

Consulting services	—	151,681	68,736	—	220,417
Reimbursed expenses	—	13,379	6,483	—	19,862

Service revenues	—	165,060	75,219	—	240,279

Total revenues	—	468,461	148,748	—	617,209

COST OF REVENUES:
Cost of software licenses	—	4,256	—	—	4,256
Amortization of acquired software technology	—	7,047	—	—	7,047
Cost of maintenance services	—	34,910	17,633	—	52,543

Cost of product revenues	—	46,213	17,633	—	63,846

Cost of consulting services	—	119,259	50,567	—	169,826
Reimbursed expenses	—	13,379	6,483	—	19,862

Cost of service revenues	—	132,638	57,050	—	189,688

Total cost of revenues	—	178,851	74,683	—	253,534

GROSS PROFIT	—	289,610	74,065	—	363,675
OPERATING EXPENSES:
Product development	—	46,640	25,518	—	72,158
Sales and marketing	—	57,712	33,617	—	91,329
General and administrative	—	58,364	13,935	—	72,299
Amortization of intangibles	—	38,415	—	—	38,415
Restructuring charges	—	12,156	8,775	—	20,931
Acquisition-related costs	—	8,115	—	—	8,115
Litigation provision	—	14,000	—	—	14,000

Total operating expenses	—	235,402	81,845	—	317,247

OPERATING INCOME	—	54,208	(7,780)	—	46,428
Interest expense and amortization of loan fees	(23,943)	(584)	(231)	—	(24,758)
Interest income and other, net	—	(24,755)	26,438	—	1,683
Income tax provision	9,098	(9,655)	(5,078)	—	(5,635)
Equity in earnings of subsidiaries, net	32,563	8,898	—	(41,461)	—

NET INCOME	$17,718	$28,112	$13,349	$(41,461)	$17,718

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2009

	JDA
	Software	Guarantor	Non-Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Elminations	Consolidated
	(In thousands)

REVENUES:
Software licenses	$—	$84,913	$—	$—	$84,913
Subscriptions and other recurring revenues	—	3,873	—	—	3,873
Maintenance services	—	112,829	66,507	—	179,336

Product revenues	—	201,615	66,507	—	268,122

Consulting services	—	66,799	40,819	—	107,618
Reimbursed expenses	—	6,872	3,188	—	10,060

Service revenues	—	73,671	44,007	—	117,678

Total revenues	—	275,286	110,514	—	385,800

COST OF REVENUES:
Cost of software licenses	—	3,241	—	—	3,241
Amortization of acquired software technology	—	3,920	—	—	3,920
Cost of maintenance services	—	31,546	11,619	—	43,165

Cost of product revenues	—	38,707	11,619	—	50,326

Cost of consulting services	—	55,292	29,993	—	85,285
Reimbursed expenses	—	6,872	3,188	—	10,060

Cost of service revenues	—	62,164	33,181	—	95,345

Total cost of revenues	—	100,871	44,800	—	145,671

GROSS PROFIT	—	174,415	65,714	—	240,129
OPERATING EXPENSES:
Product development	—	40,541	10,777	—	51,318
Sales and marketing	—	40,937	25,064	—	66,001
General and administrative	—	38,584	9,080	—	47,664
Amortization of intangibles	—	23,633	—	—	23,633
Restructuring charges	—	3,723	3,142	—	6,865
Acquisition-related costs	—	4,768	—	—	4,768

Total operating expenses	—	152,186	48,063	—	200,249

OPERATING INCOME	—	22,229	17,651	—	39,880
Interest expense and amortization of loan fees	(2,000)	(538)	(174)	—	(2,712)
Finance costs on abandoned acquisition	767	—	—	—	767
Interest income and other, net	—	10,965	(9,712)	—	1,253
Income tax provision	469	(11,051)	(2,267)	—	(12,849)
Equity in earnings of subsidiaries, net	27,103	2,399	—	(29,502)	—

NET INCOME	26,339	24,004	5,498	(29,502)	26,339
Consideration paid in excess of carrying value on the repurchase of redeemable preferred stock	(8,593)	—	—	—	(8,593)

INCOME APPLICABLE TO COMMON SHAREHOLDERS	$17,746	$24,004	$5,498	$(29,502)	$17,746

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2008

	JDA
	Software	Guarantor	Non-Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Elminations	Consolidated
	(In thousands)

REVENUES:
Software licenses	$—	$89,196	$—	$—	$89,196
Subscriptions and other recurring revenues	—	3,702	—	—	3,702
Maintenance services	—	114,688	68,156	—	182,844

Product revenues	—	207,586	68,156	—	275,742

Consulting services	—	64,939	39,133	—	104,072
Reimbursed expenses	—	7,198	3,320	—	10,518

Service revenues	—	72,137	42,453	—	114,590

Total revenues	—	279,723	110,609	—	390,332

COST OF REVENUES:
Cost of software licenses	—	3,499	—	—	3,499
Amortization of acquired software technology	—	5,277	—	—	5,277
Cost of maintenance services	—	32,397	13,337	—	45,734

Cost of product revenues	—	41,173	13,337	—	54,510

Cost of consulting services	—	50,096	31,858	—	81,954
Reimbursed expenses	—	7,198	3,320	—	10,518

Cost of service revenues	—	57,294	35,178	—	92,472

Total cost of revenues	—	98,467	48,515	—	146,982

GROSS PROFIT	—	181,256	62,094	—	243,350
OPERATING EXPENSES:
Product development	—	44,592	9,274	—	53,866
Sales and marketing	—	40,750	25,718	—	66,468
General and administrative	—	35,612	9,351	—	44,963
Amortization of intangibles	—	24,303	—	—	24,303
Restructuring charges	—	2,872	5,510	—	8,382
Cost of abandoned acquisition	25,060	—	—	—	25,060

Total operating expenses	25,060	148,129	49,853	—	223,042

OPERATING INCOME	(25,060)	33,127	12,241	—	20,308
Interest expense and amortization of loan fees	(9,837)	(337)	(175)	—	(10,349)
Finance costs on abandoned acquisition	(5,292)	—	—	—	(5,292)
Interest income and other, net	107	8,353	(5,669)	—	2,791
Income tax provision	5,708	(8,607)	(1,435)	—	(4,334)
Equity in earnings of subsidiaries, net	37,498	3,235	—	(40,733)	—

NET INCOME	$3,124	$35,771	$4,962	$(40,733)	$3,124

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2010

	JDA
	Software	Guarantor	Non-Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Elminations	Consolidated
	(In thousands)

Net Cash Provided by Operating Activities	$168,512	$(122,434)	$19,094	$—	$65,172

Investing Activities:
Change in restricted cash	253,020	(34,021)	(34,021)	—	253,020
Purchase of i2 Technologies, Inc.	(431,775)	218,348	—	—	(213,427)
Payment of direct costs related to acquisitions	—	(1,101)	(2,524)	—	(3,625)
Purchase of property and equipment	—	(10,597)	(6,269)	—	(16,866)
Proceeds from dipsosal of property and equipment	—	603	31	—	634

Net cash (used in) provided by investing activities	(178,755)	173,232	25,259	—	19,736

Financing Activities:
Issuance of common stock — equity plans	15,370	—	—	—	15,370
Excess tax benefits for stock-based compensation	—	—	—	—	—
Purchase of treasury stock and other, net	(5,127)	—	—	—	(5,127)
Change in intercompany receivable/payable	—	43,780	(43,780)	—	—

Net cash (used in) provided by financing activities	10,243	43,780	(43,780)	—	10,243

Effect of exchange rates on cash and cash equivalents	—	(8,117)	8,610	—	493

Net (decrease) increase in cash and cash equivalents	—	86,461	9,183	—	95,644
Cash and Cash Equivalents, Beginning of Year	—	47,170	28,804	—	75,974

Cash and Cash Equivalents, End of Year	$—	$133,631	$37,987	$—	$171,618

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2009

	JDA
	Software	Guarantor	Non-Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Elminations	Consolidated
	(In thousands)

Net Cash Provided by Operating Activities	$41,907	$50,952	$3,622	$—	$96,481

Investing Activities:
Change in restricted cash	(287,875)	—	—	—	(287,875)
Payment of direct costs related to acquisitions	—	(3,031)	(2,079)	—	(5,110)
Purchase of property and equipment	—	(4,670)	(2,466)	—	(7,136)
Proceeds from dipsosal of property and equipment	—	35	49	—	84

Net cash (used in) provided by investing activities	(287,875)	(7,666)	(4,496)	—	(300,037)

Financing Activities:
Issuance of common stock — equity plans	14,849	—	—	—	14,849
Purchase of treasury stock and other, net	(6,543)	—	—	—	(6,543)
Redemption of redeemable preferred stock	(28,068)	—	—	—	(28,068)
Proceeds from issuance of long-term debt, net of discount	272,217	—	—	—	272,217
Debt issuance costs	(6,487)	—	—	—	(6,487)
Change in intercompany receivable/payable	—	(6,703)	6,703	—	—

Net cash (used in) provided by financing activities	245,968	(6,703)	6,703	—	245,968

Effect of exchange rates on cash and cash equivalents	—	(254)	1,120	—	866

Net (decrease) increase in cash and cash equivalents	—	36,329	6,949	—	43,278
Cash and Cash Equivalents, Beginning of Year	—	10,841	21,855	—	32,696

Cash and Cash Equivalents, End of Year	$—	$47,170	$28,804	$—	$75,974

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2008

	JDA
	Software	Guarantor	Non-Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Elminations	Consolidated
	(In thousands)

Net Cash Provided by Operating Activities	$95,481	$(51,561)	$3,172	$—	$47,092

Investing Activities:
Payment of direct costs related to acquisitions	—	(4,242)	—	—	(4,242)
Purchase of property and equipment	—	(5,502)	(3,092)	—	(8,594)
Proceeds from dipsosal of property and equipment	—	132	—	—	132

Net cash (used in) provided by investing activities	—	(9,612)	(3,092)	—	(12,704)

Financing Activities:
Issuance of common stock — equity plans	7,806	—	—	—	7,806
Excess tax benefits for stock-based compensation	(1,638)	—	—	—	(1,638)
Purchase of treasury stock and other, net	(2,086)	—	—	—	(2,086)
Principal payments on term loan agreement	(99,563)	—	—	—	(99,563)
Change in intercompany receivable/payable	—	10,991	(10,991)	—	—

Net cash (used in) provided by financing activities	(95,481)	10,991	(10,991)	—	(95,481)

Effect of exchange rates on cash and cash equivalents	—	286	(1,785)	—	(1,499)

Net (decrease) increase in cash and cash equivalents	—	(49,896)	(12,696)	—	(62,592)
Cash and Cash Equivalents, Beginning of Year	—	60,737	34,551	—	95,288

Cash and Cash Equivalents, End of Year	$—	$10,841	$21,855	$—	$32,696

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JDA SOFTWARE GROUP, INC.

By:	/s/ Hamish N. J. Brewer
Hamish N. J. Brewer
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2011:

Signature	Title

/s/ James D. Armstrong James D. Armstrong	Chairman of the Board

/s/ Hamish N. J. Brewer Hamish N. J. Brewer	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Peter S. Hathaway Peter S. Hathaway	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ J. Michael Gullard J. Michael Gullard	Director

Richard Haddrill	Director

/s/ Douglas G. Marlin Douglas G. Marlin	Director

/s/ Jock Patton Jock Patton	Director

EXHIBIT INDEX

Exhibit #			Description of Document

2.1		—	Agreement and Plan of Merger by and between JDA Software Group, Inc., Alpha Acquisition Corp and i2 Technologies, Inc. dated November 4, 2009. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 4, 2009, as filed on November 5, 2009).
3.1		—	Third Restated Certificate of Incorporation of the Company, as amended through July 14, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed on August 9, 2010).
3.2		—	Amended and Restated Bylaws of JDA Software Group, Inc. (as amended through April 22, 2010) (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 22, 2010, as filed on April 28, 2010).
3.3		—	Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc filed with the Secretary of State of the State of Delaware on July 5, 2006. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 5, 2006, as filed on July 6, 2006).
3.4		—	Certificate of Correction filed to correct a certain error in the Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc. filed with the Secretary of State of the State of Delaware on July 5, 2006. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed on November 9, 2006).
4.1		—	Specimen Common Stock Certificate of JDA Software Group, Inc. (Incorporated by reference the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996).
4.2		—	8.0% Senior Notes Due 2014 Indenture dated as of December 10, 2009 among JDA Software Group, Inc., the Guarantors, and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 10, 2009, as filed on December 11, 2009).
4.3		—	Supplemental Indenture dated as of January 28, 2010 among JDA Software Group, Inc., i2 Technologies, Inc., i2 Technologies US, Inc., the Guarantors and U.S. Bank National Association, as trustee (Incorporation by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (File No. 333-167429), as filed on September 9, 2010).
10	.1(1)	—	Form of Indemnification Agreement. (Filed herewith).
10	.2(1)	—	1996 Stock Option Plan, as amended on March 28, 2003. (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004).
10	.3(1)	—	1996 Outside Directors Stock Option Plan and forms of agreement thereunder. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996).
10	.4(1)	—	Executive Employment Agreement between James D. Armstrong and JDA Software Group, Inc. dated July 23, 2002, together with Amendment No. 1 effective August 1, 2003 (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 21, 2003, as filed on March 12, 2004).
10	.5(1)	—	Amended and Restated Executive Employment Agreement between Hamish N. Brewer and JDA Software Group, Inc. dated September 8, 2009. (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed on March 16, 2010).
10	.6(1)	—	1998 Nonstatutory Stock Option Plan, as amended on March 28, 2003. (Incorporated Reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004).
10	.7(1)	—	2005 Performance Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 16, 2005, as filed on June 20, 2005).
10.8		—	2008 Employee Stock Purchase Plan, as amended through January 27, 2011. (Filed herewith).

Exhibit #			Description of Document

10	.10(2)	—	Value-Added Reseller License Agreement for Uniface Software between Compuware Corporation and JDA Software Group, Inc. dated April 1, 2000, together with Product Schedule No. One dated June 23, 2000, Product Schedule No. Two dated September 28, 2001, and Amendment to Product Schedule No. Two dated December 23, 2003. (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004).
10	.11(1)	—	JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 2004. (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004).
10	.12(1)	—	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms and Rights Agreement). (Incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K dated October 2, 1998, as filed on October 28, 1998).
10	.13(1)(3)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan. (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000).
10	.14(1)(3)	—	Form of Nonstatutory Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan. (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000).
10	.15(1)(4)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan. (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000).
10	.16(1)(5)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan. (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000).
10	.17(1)	—	Form of Restricted Stock Unit Agreement to be used in connection with restricted stock units granted pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 28, 2005, as filed on November 3, 2005).
10	.18(1)	—	Standard Form of Restricted Stock Agreement to be used in connection with restricted stock granted pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan. (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 16, 2006).
10	.19(1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Hamish N. Brewer pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan. (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 16, 2006).
10	.24(1)(2)	—	Executive Employment Agreement between Pete Hathaway and JDA Software Group, Inc. dated July 20, 2009. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended September 30, 2009, as filed on December 18, 2009).
10	.25(1)(2)	—	Executive Employment Agreement between Jason Zintak and JDA Software Group, Inc. dated August 18, 2009. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, as filed on November 3, 2009).

Exhibit #		Description of Document

10.30	—	Exchange and Registration Rights Agreement Between JDA Software Group, Inc. and certain Purchasers represented by Goldman, Sachs & Co. and Wells Fargo Securities, LLC, dated December 10, 2009. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 10, 2009, as filed on December 11, 2009).
10.31	—	Escrow and Security Agreement Between JDA Software Group, Inc. and U.S. Bank National Association dated December 10, 2009. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 10, 2009, as filed on December 11, 2009).
14.1	—	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004).
21.1	—	Subsidiaries of Registrant. (Filed herewith).
23.1	—	Consent of Independent Registered Public Accounting Firm. (Filed herewith).
31.1	—	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith).
31.2	—	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith).
32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(2)	Confidential treatment has been granted as to part of this exhibit.

(3)	Applies to James D. Armstrong.

(4)	Applies to Hamish N. Brewer.

(5)	Applies to Senior Executive Officers with the exception of James D. Armstrong