Form 10-Q
period 2011-03-31
JDA SOFTWARE GROUP INC
filed 2011-05-10
CIK 1006892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 42,309,303 as of May 3, 2011.

FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$226,131	$171,618
Restricted cash	34,397	34,855
Accounts receivable, net	138,680	102,118
Deferred tax assets—current portion	42,389	43,753
Prepaid expenses and other current assets	38,644	27,723

Total current assets	480,241	380,067

Non-Current Assets:
Property and equipment, net	47,399	47,447
Goodwill	226,863	226,863
Other intangibles, net	175,846	187,398
Deferred tax assets—long-term portion	253,523	255,386
Other non-current assets	18,908	16,367

Total non-current assets	722,539	733,461

Total Assets	$1,202,780	$1,113,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,093	$21,092
Accrued expenses and other liabilities	91,360	83,938
Income taxes payable	—	318
Deferred revenue—current portion	130,379	88,055

Total current liabilities	233,832	193,403
Non-Current Liabilities:
Long-term debt	272,818	272,695
Accrued exit and disposal obligations	6,296	7,360
Liability for uncertain tax positions	6,052	6,873
Deferred revenue—long-term portion	7,668	9,090

Total non-current liabilities	292,834	296,018

Total Liabilities	526,666	489,421

Stockholders’ Equity:
Common stock	444	439
Additional paid-in capital	558,423	550,177
Retained earnings	137,260	91,732
Accumulated other comprehensive income	10,430	8,980
Treasury stock	(30,443)	(27,221)

Total stockholders’ equity	676,114	624,107

Total liabilities and stockholders’ equity	$1,202,780	$1,113,528

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data, unaudited)

	Three Months Ended
	March 31,
	2011	2010
REVENUES:
Software licenses	$31,480	$24,437
Subscriptions and other recurring revenues	4,994	4,287
Maintenance services	64,768	57,060

Product revenues	101,242	85,784

Consulting services	57,644	43,002
Reimbursed expenses	4,720	2,845

Service revenues	62,364	45,847

Total revenues	163,606	131,631

COST OF REVENUES:
Cost of software licenses	949	1,008
Amortization of acquired software technology	1,834	1,576
Cost of maintenance services	13,986	12,033

Cost of product revenues	16,769	14,617

Cost of consulting services	46,602	35,269
Reimbursed expenses	4,720	2,845

Cost of service revenues	51,322	38,114

Total cost of revenues	68,091	52,731

GROSS PROFIT	95,515	78,900
OPERATING EXPENSES:
Product development	20,136	17,277
Sales and marketing	26,240	21,112
General and administrative	22,088	17,697
Amortization of intangibles	9,718	8,566
Restructuring charges	542	7,758
Acquisition-related costs	—	6,743
Litigation settlement	(37,500)	—

Total operating expenses	41,224	79,153

OPERATING INCOME (LOSS)	54,291	(253)
Interest expense and amortization of loan fees	6,211	6,086
Interest income and other, net	(1,270)	(1,123)

INCOME (LOSS) BEFORE INCOME TAXES	49,350	(5,216)
Income tax provision (benefit)	3,822	(948)

NET INCOME (LOSS)	$45,528	$(4,268)

Basic net income (loss) per common share	$1.08	$(0.11)

Diluted net income (loss) per common share	$1.07	$(0.11)

Shares used in computing basic net income (loss) per common share	42,133	39,343

Shares used in computing diluted net income (loss) per common share	42,607	39,343

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months
	Ended March 31,
	2011	2010
Net income (loss)	$45,528	$(4,268)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	1,260	(561)
Unrealized gains (losses) on cash flow hedges, net of tax	190	—

Net change in other comprehensive income (loss)	1,450	(561)

Comprehensive (loss) income	$46,978	$(4,829)

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months
	Ended March 31,
	2011	2010
Operating Activities:
Net income (loss)	$45,528	$(4,268)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,916	13,148
Amortization of loan fees	501	427
Net gain on disposal of property and equipment	(5)	(5)
Stock-based compensation	5,573	3,277
Deferred income taxes	3,226	(2,546)
Changes in assets and liabilities, net of effects from business acquisition:
Accounts receivable	(36,417)	(7,211)
Income tax receivable	(856)	1,076
Prepaid expenses and other assets	(11,282)	(7,889)
Accounts payable	(8,963)	550
Accrued expenses and other liabilities	6,532	(11,101)
Income tax payable	(1,134)	(2,127)
Deferred revenue	41,064	28,864

Net cash provided by operating activities	58,683	12,195

Investing Activities:
Change in restricted cash	458	276,177
Purchase of i2 Technologies, Inc.	—	(213,427)
Payment of direct costs related to acquisitions	(840)	(850)
Purchase of property and equipment	(2,997)	(533)
Proceeds from disposal of property and equipment	26	17

Net cash (used in) provided by investing activities	(3,353)	61,384

Financing Activities:
Issuance of common stock—equity plans	3,002	10,904
Purchase of treasury stock and other, net	(3,222)	(3,392)
Debt Issuance Costs	(1,656)	—

Net cash (used in) provided by financing activities	(1,876)	7,512

Effect of exchange rates on cash and cash equivalents	1,059	(1,248)
Net increase in cash and cash equivalents	54,513	79,843
Cash and Cash Equivalents, Beginning of Period	171,618	75,974

Cash and Cash Equivalents, End of Period	$226,131	$155,817

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$3,634	$4,745

Cash paid for interest	$—	$427

Cash received for income tax refunds	$743	$928

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of JDA Software Group, Inc. (“JDA”, “we” or the “Company”) have been prepared in accordance with the FASB Standard Accounting Codification (“Codification”), which is the authoritative source of generally accepted accounting principles (“GAAP”) for nongovernmental entities in the United States. The interim financial statements do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
2. Derivative Instruments and Hedging Activities
     The Company uses derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign currency denominated assets and liabilities that exist as part of its ongoing business operations that are denominated in a currency other than the functional currency of the subsidiary. The exposures relate primarily to the gain or loss recognized in earnings from the settlement of current foreign denominated assets and liabilities.
     The Company does not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of 90 days or less and are not designated as hedging instruments. Forward exchange contracts are marked-to-market at the end of each reporting period, using quoted prices for similar assets or liabilities in active markets (Level 2 inputs), with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities.
     At March 31, 2011, the Company had forward exchange contracts with a notional value of $79.0 million and an associated net forward contract receivable of $0.7 million determined on the basis of Level 2 inputs. At December 31, 2010, the Company had forward exchange contracts with a notional value of $68.8 million and an associated net forward contract receivable of $0.7 million determined on the basis of Level 2 inputs. These derivatives are not designated as hedging instruments.
     In the fourth quarter of 2010, the Company also began a cash flow hedging program under which it hedges a portion of anticipated operating expenses denominated in the Indian Rupee. The forward exchange contracts have maturities of twelve months or less and are designated as hedging instruments. Forward exchange contracts are marked-to-market at the end of each reporting period, using quoted prices for similar assets or liabilities in active markets. The effective portion of the derivative’s gain or loss is initially reported as a component of cumulative other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. At March 31, 2011 the Company had forward exchange contracts with a notional value of $34.4 million and an associated net forward contract receivable of $1.0 million. At December 31, 2010, the Company had forward exchange contracts with a notional value of $30.7 million and an associated net forward contract receivable of $0.4 million.
     The forward contract receivables (payables) are included in the consolidated balance sheets under the captions “Prepaid expenses and other current assets” and “Accrued expenses and other liabilities,” respectively. The notional values represent the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts.
     The Company recorded a net foreign currency exchange gain of $0.2 million in the three months ended March 31, 2011 and a net foreign currency exchange gain of $1.0 million in the three months ended March 31, 2010. Net foreign currency exchange gains (losses) are included in the condensed consolidated statements of operations under the caption “Interest Income and other, net.”

3. Goodwill and Other Intangibles, net
     Goodwill and other identifiable intangibles consist of the following:

	March 31, 2011			December 31, 2010
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net Amount	Amount	Amortization	Net Amount
Goodwill:
Gross goodwill	$236,576	$—	$236,576	$236,576	$—	$236,576
Accumulated impairment losses	(9,713)	—	(9,713)	(9,713)	—	(9,713)

Goodwill, net	226,863	—	226,863	226,863	—	226,863

Other amortized intangible assets:
Customer-based	257,983	(128,819)	129,164	257,983	(119,835)	138,148
Technology-based	90,147	(54,487)	35,660	90,147	(52,654)	37,493
Marketing-based	19,491	(8,469)	11,022	19,491	(7,734)	11,757

Other amortized intangible assets, net	367,621	(191,775)	175,846	367,621	(180,223)	187,398

Total goodwill and other intangible assets	$594,484	$(191,775)	$402,709	$594,484	$(180,223)	$414,261

     Goodwill. We found no indication of impairment of our goodwill balances during the three months ended March 31, 2011 and, absent future indicators of impairment, the next annual impairment test will be performed in fourth quarter 2011. As of March 31, 2011, the goodwill balance has been allocated to our reporting units as follows: $223.3 million to Supply Chain and $3.7 million to Pricing and Revenue Management.
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
     Amortization expense is reported in the consolidated statements of operations within cost of revenues under the caption “Amortization of acquired software technology” and in operating expenses under the caption “Amortization of intangibles.” As of March 31, 2011 we expect amortization expense for the remainder of 2011 and thereafter to be as follows:

Amortization
For the Year Ending December 31,	Expense
2011, remainder thereof	$33,965
2012	44,929
2013	44,240
2014	27,352
2015	13,006
Thereafter	12,354

Total	$175,846

4. Restructuring Reserves
2010 Restructuring Plan
     We recorded restructuring charges of $21.0 million in 2010 primarily for termination benefits, office closures and contract terminations associated with the acquisition of i2 Technologies, Inc. (“i2”) and the continued transition of additional on-shore activities to our Center of Excellence (“CoE”) facilities. The charges include $14.1 million for termination benefits related to a workforce reduction of approximately 200 associates primarily in general and administrative, sales and marketing and product development positions primarily in the Americas. In addition, the charges include $6.9 million for estimated costs to close and integrate redundant office facilities and for the integration of information technology and termination of certain i2 contracts that have no future economic benefit to the Company and are incremental to the other costs that will be incurred by the combined Company. We recorded restructuring charges of $0.5 million in the three months ended March 31, 2011. As of March 31, 2011, approximately $16.3 million of the costs associated with these restructuring charges have been paid and $1.8 million is included under the caption “Accrued expenses and other current liabilities and $1.2 million is included under the caption “Accrued exit and disposal obligations.”

     A summary of the restructuring charges is as follows:

				Impact of					Impact of
				Changes in	Balance				Changes in	Balance
	Initial	Cash	Non-Cash	Exchange	December 31,	Adjustments	Cash	Non-Cash	Exchange	March 31,
Description of charge	Reserve	Charges	Settlements	Rates	2010	to Reserves	Charges	Settlements	Rates	2011
Termination benefits	$14,098	$(13,246)	$—	$89	$941	343	(1,096)	—	(5)	183
Office closures and other restructuring	5,380	(1,760)	(376)	65	3,309	199	(191)	(475)	17	2,859

Total	$19,478	$(15,006)	$(376)	$154	$4,250	$542	$(1,287)	$(475)	$12	$3,042

The balance in the reserve for office closures is primarily related to redundant office facility leases in Dallas, Texas and the United Kingdom and will be reduced as payments are made over the related lease terms that extend through 2014.
5. Acquisition Reserves
     We recorded initial acquisition reserves of $47.4 million for restructuring charges and other direct costs associated with the acquisition of Manugistics in 2006. The restructuring charges were primarily related to facility closures, employee severance and termination benefits and other direct costs associated with the acquisition, including investment banker fees, change-in-control payments, and legal and accounting costs. Subsequent adjustments of $2.9 million were made to reduce the reserves in 2007 and 2008 based on our revised estimates of the restructuring costs to exit certain of the activities of Manugistics. The majority these adjustments were made by March 31, 2007 and included in the final purchase price allocation. All adjustments made subsequent to March 31, 2007, including a $1.4 million increase recorded in 2009, have been included in the consolidated statements of income under the caption “Restructuring charges.” Adjustments made in 2009 resulted primarily from our revised estimate of sublease rentals and market adjustments on an unfavorable office facility lease in the United Kingdom. The unused portion of the acquisition reserves at March 31, 2011 includes $4.4 million of current liabilities under the caption “Accrued expenses and other liabilities” and $4.4 million of non-current liabilities under the caption “Accrued exit and disposal obligations.” A summary of the charges and adjustments recorded against the reserves is as follows:

				Impact of				Impact of
				Changes in	Balance			Changes in	Balance
	Initial	Adjustments	Cash	Exchange	December 31,	Adjustments	Cash	Exchange	March 31,
Description of charge	Reserve	to Reserves	Charges	Rates	2010	to Reserves	Charges	Rates	2011
Acquisition reserves:
Office closures, lease termination and sublease costs	$29,212	$567	$(19,361)	$(844)	$9,574	$—	$(840)	$104	$8,838
Employee severance and termination benefits	3,607	(840)	(2,842)	75	—	—	—	—	—
IT projects, contract termination penalties, capital lease buyouts and other costs to exits activities of Manugistics	1,450	222	(1,672)	—	—	—	—	—	—

	34,269	(51)	(23,875)	(769)	9,574	—	(840)	104	8,838
Direct costs:	13,125	6	(13,131)	—	—				—

Total	$47,394	$(45)	$(37,006)	$(769)	$9,574	$—	$(840)	$104	$8,838

     The balance in the reserve for office closures, lease termination and sublease costs is primarily related to office facility leases in Rockville, Maryland and the United Kingdom and will be reduced as payments are made over the related lease terms that extend through 2018.
     In 2010 in connection with our acquisition of i2, we assumed an unfavorable lease of $1.2 million for the Dallas, Texas office which was recorded in the purchase price allocation of which $0.6 million is included in current liabilities under the caption of “Accrued expenses and other liabilities” and $0.6 million is included in non-current liabilities under the caption “Accrued exit and disposal obligations.”
6. Long-term Debt
Line of Credit
     On March 18, 2011, we entered into a credit agreement with Wells Fargo Capital Finance, LLC and certain other lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for cash borrowings and letters of credit under a $100 million senior secured revolving credit facility, the proceeds of which the Company may use for working capital and other general corporate purposes. Loans under the Credit Agreement will mature on September 15, 2014, subject to extension to March 18, 2016 under certain circumstances. In connection with the execution of the line of credit, the Company incurred approximately $1.7 million in debt issuance costs which will be amortized to interest expense over the length of the agreement. To date, the Company has not borrowed any amount under the Credit Agreement.
     Interest on the outstanding balance will accrue on outstanding loans under the Credit Agreement at a floating rate based on, at the Company’s election, (i) LIBOR (subject to reserve requirements) or (ii) the greatest of (a) the Federal Funds Rate plus 1/2%, (b) three-month LIBOR plus 1% and (c) Wells Fargo Bank, National Association’s prime rate (such greatest rate, the “Base Rate”), in each case, plus an applicable margin. The initial applicable margins with respect to LIBOR-based loans and Base Rate loans are 2.25% and 1.25%, respectively, and may increase or decrease based on the Company’s total leverage ratio.
     The Company’s obligations under the Credit Agreement are secured by a first priority lien on substantially all of the assets of the Company and the guarantors, which include the Company’s material domestic subsidiaries. The Credit Agreement includes customary limitations on the Company’s ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividend payments, dispose of assets or undergo a change of control. The Credit Agreement also requires the Company to maintain a minimum fixed charge ratio, a maximum total leverage ratio and, under certain circumstances, a minimum liquidity requirement.
7. Legal Proceedings
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
     As previously reported, on June 15, 2010, a jury in the District Court of the State of Texas, County of Dallas, returned an adverse verdict in the litigation between Dillard’s, Inc. and i2. On September 30, 2010, the trial court signed a judgment awarding Dillard’s $237 million, plus post-judgment interest of 5% per annum. On October 4, 2010, i2 posted a $25 million supersedeas bond. By posting the bond, under Texas law, the execution of the judgment was suspended, which means the judgment will not have to be paid during the appeals process. On December 2, 2010, we met with Dillard’s for a mediation session. During that mediation session, settlement offers were exchanged, but no agreement was reached. Therefore, on December 23, 2010 i2 filed a Notice of Appeal with the Dallas Court of Appeals. The appeals process is not expected to be resolved prior to the end of 2011. There can be no assurance that it will be successful or that the litigation will be settled on terms acceptable to JDA.
     The Company will accrue an estimated loss from this matter if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In evaluating the probability of an unfavorable outcome in this litigation we have considered (a) the nature of the litigation and claim, (b) the progress in the case, (c) the opinions of legal counsel and other advisors, (d) the experience of the Company and others in similar cases, (e) how management intends to respond in the event an unfavorable final judgment is returned by the trial court and (f) settlement discussions. We currently estimate the potential loss for this matter to range between $19 million (the highest settlement offer exchanged) and $237 million (representing a maximum award for lost profits, punitive damages and pre-judgment interest), plus post-judgment interest. The final trial court judgment or any revised result that may be achieved through an appeals process (which could take more than a year to complete) could result in multiple potential outcomes within this range. Management has determined that the best estimate of the potential outcome of this matter is $19.0 million, of which $5.0 million was recorded on the opening balance sheet of i2 following JDA’s acquisition of i2 in January 2010 and $14.0 million was recorded in December 2010 in the Consolidated Statements of Income under the caption “Litigation provision” and in the Consolidated Balance Sheets under the caption “Accrued expenses and other liabilities.”
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
     On February 25, 2011, the Company, i2 and Oracle Corporation entered into a settlement agreement (the “Agreement”). Under the Agreement, the parties entered into a cross-license arrangement and dismissed their respective litigation claims related to the patent infringement dispute with prejudice. In addition, the Company received a one-time cash payment of $35.0 million from Oracle Corporation, as well as a $2.5 million license and technical support credit from Oracle Corporation that must be used by the Company within two years.

Shareholder Class Action Litigation
     In December, 2009, the Company was sued in a putative shareholder class action against i2 and its board of directors, in the County Court of Law No. 2 of Dallas County (No. CC-09-08476-B). The plaintiffs allege in this lawsuit that the directors of i2 breached their fiduciary duties to shareholders of i2 by selling i2 to the Company via an allegedly unfair process and at an unfair price, and that the Company aided and abetted this alleged breach. On January 26, 2010, the Court denied the plaintiffs’ request for a preliminary injunction that sought to enjoin the merger between JDA and i2. The plaintiffs subsequently filed an amended complaint, alleging unspecified monetary damages in addition to declaratory and injunctive relief and attorneys’ fees. The Company, i2 and i2’s directors have denied all allegations. The parties agreed upon a settlement agreement, dated February 1, 2011 (“Settlement Agreement”). The Court preliminarily approved the Settlement Agreement on March 3, 2011. Final Court approval of the Settlement Agreement is scheduled for May 20, 2011. The Settlement Agreement, if it receives final approval by the Court, will provide that (i) the pendency and prosecution of the lawsuit and the efforts of plaintiffs’ counsel were a reason and cause for the decision by i2’s then board of directors to provide additional disclosures in the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on or about November 19, 2009, in connection with the Company’s acquisition of i2 and (ii) plaintiffs’ counsel may apply to the court for an award of attorneys’ fees and costs of $0.5 million to be paid by i2, which will be funded by its director’s and officers’ liability insurer.
     We are involved in other legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not currently believe the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.
8. Share-Based Compensation
     The Company has a stock-based compensation program that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes stock purchase rights, stock bonuses, restricted stock, restricted stock units, performance awards, performance units and deferred compensation awards.
     Annual stock-based incentive programs (“Performance Programs”) have been approved for executive officers and certain other members of our management team for years 2007 through 2011 that provide for contingently issuable performance share awards or restricted stock units upon achievement of defined performance threshold goals.
     In February 2011, the Board approved a stock-based incentive program for 2011 (“2011 Performance Program”). The 2011 Performance Program provides for the issuance of contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we are able to achieve a defined adjusted EBITDA performance threshold goal in 2011. A partial pro-rata issuance of performance share awards will be made if we achieve a minimum adjusted EBITDA performance threshold. The 2011 Performance Program initially provides for the issuance of up to approximately 0.7 million of targeted contingently issuable performance share awards. The performance share awards, if any, will be issued after the approval of our 2011 financial results in January 2012 and will vest 50% upon the date of issuance with one-half of the remaining 50% vesting on each of the next two anniversaries of the initial vest date. Our performance against the defined performance threshold goal will be evaluated on a quarterly basis throughout 2011 and share-based compensation will be recognized over the requisite service period that runs from January 28, 2011 (the date of board approval) through January 2014. Although all necessary service and performance conditions have not been met through March 31, 2011, based on the three months ended March 31, 2011 results and the outlook for the remainder of 2011, management has determined that it is probable the Company will achieve its minimum adjusted EBITDA performance threshold. We have recorded $5.6 million in stock-based compensation expense related to these awards in the three months ended March 31, 2011.
     The Company has recognized stock-based compensation as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Cost of maintenance services	$167	$114
Cost of consulting services	664	448
Product development	692	333
Sales and marketing	1,441	866
General and administrative	2,609	1,516

Total stock-based compensation expense	$5,573	$3,277

9. Income Taxes
     For the three months ended March 31, 2011, income taxes were calculated using the liability method. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted by any discrete events, which are reported in the period in which they occur. This estimate is re-evaluated each quarter based on our estimated tax expense for the year.

     We recorded an income tax provision and benefit of approximately $3.8 million and ($0.9) million for the three months ended March 31, 2011 and 2010, respectively, representing effective income tax rates of 7.7% and 18.21%, for the corresponding periods. Our effective income tax rate during the three months ended March 31, 2010 differs from our statutory rate of 35% primarily due to the mix of revenue by jurisdiction, changes in our liability for uncertain tax positions, state income taxes (net of federal benefit), and items not deductible for tax, including those related to certain costs the Company incurred in the acquisition of i2 during the first quarter of 2010. Our effective income tax rate during the three months ended March 31, 2011 differs from our statutory rate of 35% primarily due to the mix of revenue by jurisdiction, state income taxes (net of federal benefit) and the tax benefits related to a specified tax deduction that offsets a substantial portion of our litigation settlements.
     As of March 31, 2011 approximately $14.5 million of unrecognized tax benefits would impact our effective tax rate if recognized. It is reasonably possible that approximately $6.7 million of unrecognized tax benefits will be recognized within the next twelve months. We have placed a valuation allowance against the Arizona research and development credit as we do not expect to be able to utilize it prior to its expiration.
     We treat interest and penalties related to uncertain tax positions as a component of income tax expense. We have accrued interest and penalties related to uncertain tax positions of $0.3 million and $0.4 million in the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010 there are approximately $3.4 million and $3.0 million, respectively, of interest and penalty accruals related to uncertain tax positions which are reflected in the consolidated balance sheet under the caption “Liability for uncertain tax positions.” To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision.
     We conduct business globally and, as a result, JDA Software Group, Inc. or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subjected to examination by taxing authorities throughout the world, including the United States, the United Kingdom, and India. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2004 due to the expiration of the statute of limitations. We are currently under audit by the Internal Revenue Service for the 2010 tax year, the UK for the 2009 tax year and various other years in India. The examination phase of these audits has not yet been completed; however, we do not anticipate any material adjustments.
     We have participated in the Internal Revenue Service’s Compliance Assurance Program (“CAP”) since 2007. The CAP program was developed by the Internal Revenue Service to allow for transparency and to remove uncertainties in tax compliance. The Internal Revenue Service has completed their audit of our tax returns prior to 2009 and no adjustments have been made as a result of this examination.
10. Earnings per Share
     The dilutive effect of all outstanding stock options is included in the diluted earnings per share calculations for 2011 using the treasury stock method as there were no stock options that had grant prices in excess of the average stock price for the three months ended March 31, 2011. Diluted earnings per share for the three months ended March 31, 2010 exclude approximately 0.7 million of vested options for the purchase of common stock as their inclusion would be anti-dilutive due to the net loss incurred in first quarter 2010.
     Earnings per share for three months ended March 31, 2011 and 2010 are calculated as follows:

	Three Months Ended
	March 31,
	2011	2010
Numerator:
Net income (loss)	$45,528	$(4,268)

Denominator:
Shares used in computing basic earnings per share	42,133	39,343
Dilutive common stock equivalents	474	—

Shares used in computing diluted earnings per share	42,607	39,343

Basic earnings per share	$1.08	$(0.11)

Diluted earnings per share	$1.07	$(0.11)

11. Segment Information
     JDA is a leading global provider of sophisticated enterprise software solutions designed specifically to address the supply chain, merchandising and pricing requirements of manufacturers, wholesale/distributors and retailers, as well as government and aerospace defense contractors and travel, transportation, hospitality and media organizations. The Company has licensed its software to more than 6,000 customers worldwide. The Company reports operations within the following segments, which is how our chief operating decision maker views, evaluates and makes decisions about resource allocations within our business:
•	Supply Chain. This reportable business segment includes all revenues related to applications and services sold to customers in the supply chain management market. The majority of our products are specifically designed to provide customers with one synchronized view of product demand while managing the flow and allocation of materials, information, finances and other resources across global supply chains, from manufacturers to distribution centers and transportation networks to the retail store and consumer (collectively, the “Supply Chain”) .

•	Pricing and Revenue Management. This reportable business segment includes all revenues related to applications and services sold to customers in service industries such as travel, transportation, hospitality, media and telecommunications. The Pricing and Revenue Management segment is centrally managed by a team that has global responsibilities for this market.
     A summary of the revenues, operating income and depreciation attributable to each of these reportable business segments for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months
	Ended March 31,
	2011	2010
Revenues:
Supply Chain	$159,326	$125,233
Pricing and Revenue Management	4,280	6,398

	$163,606	$131,631

Operating Income (Loss):
Supply Chain	$49,559	$39,904
Pricing and Revenue Management	(420)	607
Other (see below)	5,152	(40,764)

	$54,291	$(253)

Depreciation:
Supply Chain	$2,819	$2,429
Pricing and Revenue Management	167	216

	$2,986	$2,645

Other:
General and administrative	$22,088	$17,697
Amortization of intangible assets	9,718	8,566
Restructuring charge and adjustments to acquisition-related reserves	542	7,758
Acquisition-related costs	—	6,743
Litigation settlement	(37,500)	—

	$(5,152)	$40,764

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

12. Condensed Consolidating Financial Information
     Pursuant to the indenture governing the Senior Notes detailed in Note 9. to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company’s obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by substantially all of its existing and future domestic subsidiaries. Pursuant to Regulation S-X, Section 210.3-10(f), the Company is required to present condensed consolidating financial information for subsidiaries that have guaranteed the debt of a registrant issued in a public offering, where the guarantee is full and unconditional, joint and several, and where the voting interest of the subsidiary is 100% owned by the registrant.
     The following tables present condensed consolidating balance sheets as of March 31, 2011 and December 31, 2010, and condensed consolidating statements of income for the three months ended March 31, 2011 and 2010, and condensed consolidating statements of cash flow for the three months ended March 31, 2011 and 2010 for (i) JDA Software Group, Inc. — the parent company and issuer of the Senior Notes, (ii) the guarantor subsidiaries on a combined basis, (iii) the non-guarantor subsidiaries on a combined basis, (iv) elimination adjustments, and (v) total consolidating amounts. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein as well as in conjuction with the audited financial statements and notes thereto included in the Company’s Annual Report on form 10-K for the year ended December 31, 2010.

Unaudited Condensed Consolidating Balance Sheets
March 31, 2011
(in thousands)

	JDA Software	Guarantor	Non-Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$183,091	$43,040	$—	$226,131
Restricted cash	—	33,552	845	—	34,397
Account receivable, net	—	109,208	29,472	—	138,680
Income tax receivable	2,145	(2,703)	1,416	—	858
Deferred tax assets—current portion	—	40,081	2,308	—	42,389
Prepaid expenses and other current assets	985	26,195	10,606	—	37,786

Total current assets	3,130	389,424	87,687	—	480,241
Non-Current Assets:
Property and equipment, net	—	40,608	6,791	—	47,399
Goodwill	—	226,863	—	—	226,863
Other intangibles, net	—	175,846	—		175,846
Deferred tax assets—long-term portion	—	242,276	11,247	—	253,523
Other non-current assets	6,922	132	11,854		18,908
Investment in subsidiaries	234,562	37,486	7,181	(279,229)	—
Intercompany accounts	710,987	(739,291)	28,304	—	—

Total non-current assets	952,471	(16,080)	65,377	(279,229)	722,539

Total Assets	$955,601	$373,344	$153,064	$(279,229)	$1,202,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$9,430	$2,663	$—	$12,093
Accrued expenses and other liabilities	6,669	56,711	27,980	—	91,360
Income taxes payable	—	(1,898)	1,898	—	—
Deferred revenue—current portion	—	94,203	36,176	—	130,379

Total current liabilities	6,669	158,446	68,717	—	233,832
Non-Current Liabilities:
Long-term debt	272,818	—	—	—	272,818
Accrued exit and disposal obligations	—	3,034	3,262	—	6,296
Liability for uncertain tax positions	—	4,186	1,866	—	6,052
Deferred revenue—long-term portion	—	7,668	—	—	7,668

Total non-current liabilities	272,818	14,888	5,128	—	292,834

Total Liabilities	279,487	173,334	73,845	—	526,666

Stockholders’ Equity	676,114	200,010	79,219	(279,229)	676,114

Total Liabilities and Stockholders’ Equity	$955,601	$373,344	$153,064	$(279,229)	$1,202,780

Condensed Consolidating Balance Sheets
December 31, 2010
(in thousands)

	JDA Software	Guarantor	Non-Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$133,631	$37,987	$—	$171,618
Restricted cash	—	34,021	834	—	34,855
Account receivable, net	—	79,886	22,232	—	102,118
Income tax receivable	9,098	(8,685)	(413)	—	—
Deferred tax assets—current portion	—	41,512	2,241	—	43,753
Prepaid expenses and other current assets	440	18,914	8,369	—	27,723

Total current assets	9,538	299,279	71,250	—	380,067
Non-Current Assets:
Property and equipment, net	—	40,147	7,300	—	47,447
Goodwill	—	226,863	—	—	226,863
Other intangibles, net	—	187,398	—	—	187,398
Deferred tax assets—long-term portion	—	243,837	11,549	—	255,386
Other non-current assets	5,636	135	10,596	—	16,367
Investment in subsidiaries	185,168	49,547	(7,111)	(227,604)	—
Intercompany accounts	697,438	(724,996)	27,558	—	—

Total non-current assets	888,242	22,931	49,892	(227,604)	733,461

Total Assets	$897,780	$322,210	$121,142	$(227,604)	$1,113,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$18,892	$2,200	$—	$21,092
Accrued expenses and other liabilities	978	54,931	28,029	—	83,938
Income taxes payable	—	(379)	697	—	318
Deferred revenue—current portion	—	64,265	23,790	—	88,055

Total current liabilities	978	137,709	54,716	—	193,403
Non-Current Liabilities:
Long-term debt	272,695	—	—	—	272,695
Accrued exit and disposal obligations	—	3,997	3,363	—	7,360
Liability for uncertain tax positions	—	4,071	2,802	—	6,873
Deferred revenue—long-term portion	—	9,090	—	—	9,090

Total non-current liabilities	272,695	17,158	6,165	—	296,018

Total Liabilities	273,673	154,867	60,881	—	489,421

Stockholders’ Equity	624,107	167,343	60,261	(227,604)	624,107

Total Liabilities and Stockholders’ Equity	$897,780	$322,210	$121,142	$(227,604)	$1,113,528

Unaudited Condensed Consolidating Statements of Income
Three Months Ended March 31, 2011
(in thousands)

	JDA Software	Guarantor	Non-Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES:
Software licenses	$—	$31,480	$—	$—	$31,480
Subscriptions and other recurring revenues	—	4,994	—	—	4,994
Maintenance services	—	45,472	19,296	—	64,768

Product revenues	—	81,946	19,296	—	101,242

Consulting services	—	40,866	16,778	—	57,644
Reimbursed expenses	—	2,903	1,817	—	4,720

Service revenues	—	43,769	18,595	—	62,364

Total revenues	—	125,715	37,891	—	163,606

COST OF REVENUES:
Cost of software licenses	—	949	—	—	949
Amortization of acquired software technology	—	1,834	—	—	1,834
Cost of maintenance services	—	9,001	4,985	—	13,986

Cost of product revenues	—	11,784	4,985	—	16,769

Cost of consulting services	—	30,534	16,068	—	46,602
Reimbursed expenses	—	2,903	1,817	—	4,720

Cost of service revenues	—	33,437	17,885	—	51,322

Total cost of revenues	—	45,221	22,870	—	68,091

GROSS PROFIT	—	80,494	15,021	—	95,515
OPERATING EXPENSES:
Product development	—	12,725	7,411	—	20,136
Sales and marketing	—	16,284	9,956	—	26,240
General and administrative	—	18,637	3,451	—	22,088
Amortization of intangibles	—	9,718	—	—	9,718
Restructuring charges	—	283	259	—	542
Acquisition-related costs	—	—	—	—	—
Litigation settlement	—	(37,500)	—	—	(37,500)

Total operating expenses	—	20,147	21,077	—	41,224

OPERATING INCOME	—	60,347	(6,056)	—	54,291
Interest expense and amortization of loan fees	(5,642)	(498)	(71)	—	(6,211)
Interest income and other, net	—	(9,491)	10,761	—	1,270
Income tax provision	2,145	(4,437)	(1,530)	—	(3,822)
Equity in earnings of subsidiaries, net	49,025	(13,477)	—	(35,548)	—

NET INCOME (LOSS)	$45,528	$32,444	$3,104	$(35,548)	$45,528

Unaudited Condensed Consolidating Statements of Income
Three Months Ended March 31, 2010
(in thousands)

	JDA Software	Guarantor	Non-Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES:
Software licenses	$—	$24,437	$—	$—	$24,437
Subscriptions and other recurring revenues	—	4,287	—	—	4,287
Maintenance services	—	38,287	18,773	—	57,060

Product revenues	—	67,011	18,773	—	85,784

Consulting services	—	30,685	12,317	—	43,002
Reimbursed expenses	—	2,136	709	—	2,845

Service revenues	—	32,821	13,026	—	45,847

Total revenues	—	99,832	31,799	—	131,631

COST OF REVENUES:
Cost of software licenses	—	1,008	—	—	1,008
Amortization of acquired software technology	—	1,576	—	—	1,576
Cost of maintenance services	—	8,349	3,684	—	12,033

Cost of product revenues	—	10,933	3,684	—	14,617

Cost of consulting services	—	25,096	10,173	—	35,269
Reimbursed expenses	—	2,136	709	—	2,845

Cost of service revenues	—	27,232	10,882	—	38,114

Total cost of revenues	—	38,165	14,566	—	52,731

GROSS PROFIT	—	61,667	17,233	—	78,900
OPERATING EXPENSES:
Product development	—	11,973	5,304	—	17,277
Sales and marketing	—	13,458	7,654	—	21,112
General and administrative	—	14,585	3,112	—	17,697
Amortization of intangibles	—	8,566	—	—	8,566
Restructuring charges	—	5,143	2,615	—	7,758
Acquisition-related costs	—	6,743	—	—	6,743
Litigation settlement		—	—		—

Total operating expenses	—	60,468	18,685	—	79,153

OPERATING INCOME	—	1,199	(1,452)	—	(253)
Interest expense and amortization of loan fees	(5,927)	(120)	(39)	—	(6,086)
Interest income and other, net	—	(3,591)	4,714	—	1,123
Income tax provision	2,252	(474)	(830)	—	948
Equity in earnings of subsidiaries, net	(593)	1,142		(549)	—

NET (LOSS) INCOME	$(4,268)	$(1,844)	$2,393	$(549)	$(4,268)

Unaudited Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2011
(in thousands)

	JDA Software	Guarantor	Non-Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Elminations	Consolidated
Net Cash Provided by Operating Activities	$(238)	$52,737	$6,184	$—	$58,683

Investing Activities:
Change in restricted cash	458		—	—	458
Purchase of i2 Technologies, Inc.	—	—	—	—	—
Payment of direct costs related to acquisitions	—	(840)	—	—	(840)
Purchase of property and equipment	—	(2,580)	(417)	—	(2,997)
Proceeds from dipsosal of property and equipment	—	26	—	—	26

Net cash (used in) provided by investing activities	458	(3,394)	(417)	—	(3,353)

Financing Activities:
Issuance of common stock—equity plans	3,002			—	3,002
Purchase of treasury stock and other, net	(3,222)			—	(3,222)
Debt Issuance Costs			(1,656)		(1,656)
Change in intercompany receivable/payable		6	(6)	—	—

Net cash (used in) provided by financing activities	(220)	6	(1,662)	—	(1,876)

Effect of exchange rates on cash and cash equivalents	—	112	947	—	1,059

Net (decrease) increase in cash and cash equivalents	—	49,461	5,052	—	54,513
Cash and Cash Equivalents, Beginning of Period	—	133,631	37,987	—	171,618

Cash and Cash Equivalents, End of Period	$—	$183,092	$43,039	$—	$226,131

Unaudited Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2010
(in thousands)

	JDA Software	Guarantor	Non-Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Elminations	Consolidated
Net Cash Provided by Operating Activities	$137,215	$(138,053)	$13,033	$—	$12,195

Investing Activities:
Change in restricted cash	287,048	(10,871)	—	—	276,177
Purchase of i2 Technologies, Inc.	(431,775)	218,348	—	—	(213,427)
Payment of direct costs related to acquisitions	—	(850)	—	—	(850)
Purchase of property and equipment	—	(271)	(262)	—	(533)
Proceeds from dipsosal of property and equipment	—	12	5	—	17

Net cash (used in) provided by investing activities	(144,727)	206,368	(257)	—	61,384

Financing Activities:
Issuance of common stock—equity plans	10,904	—	—	—	10,904
Purchase of treasury stock and other, net	(3,392)	—	—	—	(3,392)
Debt Issuance Costs	—				—
Change in intercompany receivable/payable	—	19,559	(19,559)	—	—

Net cash (used in) provided by financing activities	7,512	19,559	(19,559)	—	7,512

Effect of exchange rates on cash and cash equivalents	—	(8,022)	6,774	—	(1,248)

Net (decrease) increase in cash and cash equivalents	—	79,852	(9)	—	79,843
Cash and Cash Equivalents, Beginning of Period	—	47,170	28,804	—	75,974

Cash and Cash Equivalents, End of Period	$—	$127,022	$28,795	$—	$155,817

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures; research and development programs; sales and marketing initiatives; and competition. Forward-looking statements are generally accompanied by words such as “will” or “expect” and other words with forward-looking connotations. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. You should carefully consider the risks and uncertainties described under this section.
Results of Operations
     The results of operations for the three months ended March 31, 2010 include the impact of our acquisition of i2 from the date of acquisition (January 28, 2010).
Revenues
     The following table summarizes revenues and the components of total revenue as a percentage of total revenue (in thousands, except percentages):

					Dollar
	Three Months Ended March 31,				change from
	2011		2010		2010
Software licenses	$31,480	19%	$24,437	19%	$7,043
Subscriptions and other recurring revenues	4,994	3%	4,287	3%	707
Maintenance services	64,768	40%	57,060	43%	7,708

Product revenues	101,242	62%	85,784	65%	15,458
Service revenues	62,364	38%	45,847	35%	16,517

Total revenues	$163,606	100%	$131,631	100%	$31,975

Software and Subscription Revenues
     The following table summarizes software and subscription revenues by region (in thousands):

	Three Months Ended		Dollar
	March 31,		change from
	2011	2010	2010
Americas	$21,104	$18,917	$2,187
Europe	12,612	5,403	7,209
Asia/Pacific	2,758	4,404	(1,646)

Total software & subscription revenues	$36,474	$28,724	$7,750

     The increase in software and subscription revenues is primarily due to the recognition of higher dollar contracts for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. There were six large transactions (greater than $1.0 million), in the three months ended March 31, 2011 as compared to eight large transactions in same period of 2010. Our trailing twelve month average selling price increased to approximately $0.7 million at March 31, 2011 as compared to $0.6 million for the same period ending March 31, 2010.
Maintenance Services
     Maintenance services revenues increased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to the incremental maintenance revenues from the i2 products. The year to date retention rate at March 31, 2011 remained high at 98.5 percent compared to 98.3 percent at March 31, 2010. In addition, net favorable foreign exchange rate variances increased maintenance services revenues for the first three months ended March 31, 2011 by $075 million compared to the same period in 2010.

Service Revenues
     Service revenues, which include consulting services, managed services, training services, net revenues from our hardware reseller business and reimbursed expenses, increased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to implementation services and other consulting revenue on various projects started as a result of large software sales in prior periods offset by the completion of projects initiated in 2010 as well as additional services from the i2 acquisition.
Gross Profits (in thousands, except percentage amounts):

	Three Months Ended
	March 31,
	2011	2010
Total gross profit on product revenues	$84,473	$71,167
Total gross profit on service revenues	11,042	7,733

Product gross profit as a percentage of products sales	83%	83%
Service gross profit as a percentage of services	18%	17%
     Gross Profit on Product Revenues. The increase in gross profits for the three months ended March 31, 2011 as compared to the same period of 2010 is primarily as a result of increased product revenues. The product gross profits as a percentage of product revenues remained comparable as product costs of sales grew in proportion to the increases in product revenues.
     Gross Profit on Service Revenues. The increase in gross profits for the three months ended March 31, 2011 as compared to the same period of 2010 is primarily as a result of increased services revenues. The services gross profits as a percentage of services revenues improved as revenues grew at a higher rate than the cost of services by approximately 100 basis points.
Operating Expenses
Product Development
     The following table summarizes product development expenses in dollars and as a percentage of total revenues (in thousands, except percentage amounts):

					Dollar
	Three Months Ended March 31,				change from
	2011		2010		2010
Product development	$20,136	12%	$17,277	13%	$2,859
     Product development expense dollars increased in the three months ended March 31, 2011 compared to the same period in 2010 primarily due to an increase of $2.8 million in salaries, incentive compensation and related benefits resulting from the associates added in the i2 acquisition; however, decreased as a percentage of revenue as a result of operating leverage achieved.
Sales and Marketing
     The following table summarizes sales and marketing expenses in dollars and as a percentage of total revenues (in thousands, except percentage amounts):

					Dollar
	Three Months Ended March 31,				change from
	2011		2010		2010
Sales and marketing	$26,240	16%	$21,112	16%	$5,128
     Sales and marketing expenses in the three months ended March 31, 2011 increased compared to the same period in 2010 primarily due to an increase of $3.9 million in salaries, incentive compensation and related benefits resulting from the associates added in the i2 acquisition and was comparable as a percentage of total revenues with the prior year. We are investing in sales and marketing in 2011 given the opportunities we see in our markets.

General and Administrative
     The following table summarizes general and administrative expenses in dollars and as a percentage of total revenues (in thousands, except percentage amounts):

					Dollar
	Three Months Ended March 31,				change from
	2011		2010		2010
General and administrative	$22,088	14%	$17,697	13%	$4,391
     General and administrative expenses were greater in the three months ended March 31, 2011 compared to the same period in 2010 primarily due to an increase of approximately $2.8 million of litigation expenses and $2.0 million of severance costs incurred.
Amortization of Intangibles (in thousands):

	Three Months Ended		Dollar
	March 31,		change from
	2011	2010	2010
Amortization of intangibles	$9,718	$8,566	$1,152
     The increase in amortization of intangibles for three months ended March 31, 2011 compared to the same period in 2010 included the full three months of amortization related to the i2 intangibles acquired in the first quarter 2010.
Restructuring Charges (in thousands):

	Three Months Ended		Dollar
	March 31,		change from
	2011	2010	2010
Restructuring charges	$542	$7,758	$(7,216)
     The decrease in restructuring charges for the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to newer ongoing restructuring costs incurred related to the acquisition of i2, which was completed in January 2010. The restructuring charges for the three months ended March 31, 2011 included severance costs for former i2 associates who were terminated in this period
Other Operating Expenses (in thousands):

	Three Months Ended		Dollar
	March 31,		change from
	2011	2010	2010
Acquisition-related costs	$—	$6,743	$(6,743)
Litigation settlement	$(37,500)	$—	$(37,500)
     Acquisition-Related Costs. During first quarter 2010 we expensed approximately $6.7 million of costs related to the acquisition of i2, which was completed on January 28, 2010. These costs consisted primarily of investment banking fees, commitment fees on unused bank financing, legal and accounting fees.
     Litigation Settlement. We received $35.0 million in cash and a $2.5 million license and technical support credit related to a favorable litigation settlement of a patent infringement claim against Oracle Corporation. See Note 7 to our condensed consolidated financial statements for further information.

Interest Expense and Other Income (in thousands):

	Three Months Ended		Dollar
	March 31,		change from
	2011	2010	2010
Interest expense and amortization of loan fees	$6,211	$6,086	$125
Interest income and other, net	$(1,270)	$(1,123)	$(147)
     Interest Expense and Other Income The interest expense and other income remained comparable for the periods presented above.
Income Tax Provision (in thousands):

	Three Months Ended		Dollar
	March 31,		change from
	2011	2010	2010
Income tax provision (benefit)	$3,822	$(948)	$4,770
     We recorded an income tax provision of $3.8 million for the three months ended March 31, 2011 and a benefit of $0.9 million for the three months ended March 31, 2010, representing effective income tax rates of 7.7% and 18.2%, respectively. Our effective income tax rate during the three months ended March 31, 2010 differs from our statutory rate of 35% primarily due to the mix of revenue by jurisdiction, changes in our liability for uncertain tax positions, state income taxes (net of federal benefit), and items not deductible for tax, including those related to certain costs the Company incurred in the acquisition of i2 Technologies, Inc. during the first quarter of 2010. Our effective income tax rate during the three months ended March 31, 2011 differs from our statutory rate of 35% primarily due to the mix of revenue by jurisdiction, state income taxes (net of federal benefit) and the tax benefits related to a specified tax deduction that offsets a substantial portion of our litigation settlements.
Segment Information
     JDA is a leading global provider of sophisticated enterprise software solutions designed specifically to address the supply chain, merchandising and pricing requirements of manufacturers, wholesale/distributors and retailers, as well as government and aerospace defense contractors and travel, transportation, hospitality and media organizations. The Company has licensed its software to more than 6,000 customers worldwide. The Company reports operations within the following segments, which is how our chief operating decision maker views, evaluates and makes decisions about resource allocations within our business:
•	Supply Chain. This reportable business segment includes all revenues related to applications and services sold to customers in the supply chain management market. The majority of our products are specifically designed to provide customers with one synchronized view of product demand while managing the flow and allocation of materials, information, finances and other resources across global supply chains, from manufacturers to distribution centers and transportation networks to the retail store and consumer (collectively, the “Supply Chain”) .

•	Pricing and Revenue Management. This reportable business segment includes all revenues related to applications and services sold to customers in service industries such as travel, transportation, hospitality, media and telecommunications. The Pricing and Revenue Management segment is centrally managed by a team that has global responsibilities for this market.
     A summary of the revenues, operating income and depreciation attributable to each of these reportable business segments for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months
	Ended March 31,
	2011	2010
Revenues:
Supply Chain	$159,326	$125,233
Pricing and Revenue Management	4,280	6,398

	$163,606	$131,631

Operating Income (Loss):
Supply Chain	$49,559	$39,904
Pricing and Revenue Management	(420)	607
Other (see below)	5,152	(40,764)

	$54,291	$(253)

Depreciation:
Supply Chain	$2,819	$2,429
Pricing and Revenue Management	167	216

	$2,986	$2,645

Other:
General and administrative	$22,088	$17,697
Amortization of intangible assets	9,718	8,566
Restructuring charge and adjustments to acquisition-related reserves	542	7,758
Acquisition-related costs	—	6,743
Litigation settlement	(37,500)	—

	$(5,152)	$40,764

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
Critical Accounting Policies
     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management has discussed the development, selection and disclosure of significant estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.
     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. During the three months ended March 31, 2011, there were no significant changes in our critical accounting policies and estimates compared to those set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.
Liquidity and Capital Resources
Liquidity
     Historically, we have financed our operations primarily through product and services sales and debt securities. Our cash outflows have generally been as follows: cash used in operating activities such as product development programs, sales and marketing activities, compensation and benefits of our employees and other working capital needs; cash paid for acquisitions; cash paid for litigation activities and settlements; and cash used for interest payments on our debt obligations.
     As of March 31, 2011, we had cash, cash equivalents, and restricted cash of approximately $260.5 million. Additionally, in March 2011, we secured a $100.0 million line of credit that we have not drawn upon to date. See Note 6 to our condensed consolidated financial statements for further information. We anticipate that our existing capital resources, along with the cash to be generated from operations and our existing line of credit will enable us to maintain currently planned operations, acquisitions, debt repayments and capital expenditures for the foreseeable future. However, this expectation is based on our current operating and financing plans, which are subject to change, and therefore we could require additional funding. Factors that may cause us to require additional funding may include, but are not limited to future acquisitions, litigation matters and other factors.

Cash Flows
     Operating activities provided cash of $58.7 million and $12.2 million during the three months ended March 31, 2011 and 2010, respectively. The increase in cash flow is due primarily to a $49.8 million increase in the current period net income of which $37.5 million was due to a favorable litigation settlement (see Note 7, to our condensed consolidated financial statements). Changes in working capital utilized approximately $11.1 million of cash in the three months ended March 31, 2011 and provided approximately $2.2 million of cash in the three months ended March 31, 2010, due primarily to the timing and payment of accounts receivable and accounts payable as well as decreases in deferred revenue. Net accounts receivable were $138.7 million, or 76 days sales outstanding (“DSO”), at March 31, 2011 compared to $102.1 million, or 54 days DSO, at December 31, 2010. DSO results can fluctuate significantly on a quarterly basis due to a number of factors including the timing of annual maintenance renewals, seasonality, the percentage of total revenues that comes from software license sales which may have installment payment terms, shifts in customer buying patterns, the timing of customer payments, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.
     Investing activities used $3.4 million and provided $61.4 million of cash during the three months ended March 31, 2011 and 2010, respectively. Investing activities in 2011 primarily related to the purchase of property and equipment while 2010 included activities associated with the acquisition of i2.
     Financing activities used $1.9 million and provided $7.5 million of cash during the three months ended March 31, 2011 and 2010, respectively. Financing activities include proceeds from the issuance of common stock under our stock plans and the repurchase of shares tendered by employees for payment of applicable statutory withholding taxes on the issuance of restricted stock. Additionally, in 2011, we used $1.7 million in cash associated with our debt issuance costs on our new $100.0 million line of credit.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     There have been no significant changes in our off-balance sheet arrangements and aggregate contractual obligations as compared to those described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, other than the $100.0 million line of credit as discussed in Note 6 to our condensed consolidated financial statements.
Other Recent Accounting Pronouncements
     In September 2009, FASB issued an amendment to its accounting guidance on certain revenue arrangements with multiple deliverables in sections 605 and 985 of the Codification that enables a vendor to account for products and services (deliverables) separately rather than as a combined unit. The revised guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) management’s best estimate of selling price. This guidance also eliminates the residual method of allocation and requires that the arrangement consideration be allocated at the inception of the arrangement to all deliverables. In addition, this guidance significantly expands required disclosures related to such revenue arrangements that have multiple deliverables. The revised guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. We adopted the new guidance as of January 1, 2011 and it did not have a material impact on our results of operations for the three months ended March 31, 2011.
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
     There have been no significant changes in our market risk as compared to that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 4: Controls and Procedures
     Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. The phrase “disclosure controls and procedures” is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”) and refers to those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “Commission”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on March 31, 2011 were effective to ensure that information required to be disclosed in our reports to be filed under the Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding disclosures and is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
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
     There were no changes in our internal controls over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          Information pertaining to legal proceedings can be found in Note 7 to our condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q, and is incorporated by reference herein.
Item 1A. Risk Factors
          There have been no significant changes in our risk factors as compared to those set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 except as follows:
We may misjudge when software sales will be realized, which may materially reduce our revenue and cash flow and adversely affect our business.
          Software license revenues in any quarter depend substantially upon contracts signed and the related delivery of software in that quarter. Because of the timing of our sales, we typically recognize the substantial majority of our software license revenues in the last weeks or days of the quarter. In addition, it is difficult to forecast the timing of large individual software license sales with a high degree of certainty due to the extended length of the sales cycle and the generally more complex contractual terms that may be associated with such licenses that could result in the deferral of some or all of the revenue to future periods. Our customers and potential customers, especially for large individual software license sales, typically require that their senior executives, board of directors or significant equity investors approve such purchases without the benefit of the direct input from our sales representatives. As a result, we may have less visibility into the progression of the selection and approval process throughout our sales cycles, which in turn makes it more difficult to predict the quarter in which individual sales will occur, especially in large sales opportunities.
          We are also at risk of having pending transactions abruptly terminated if the boards of directors or executive management of our customers decide to decrease their information technology budgets. When this type of behavior occurs among existing or potential customers, then we may face a significant reduction in new software sales. We may be advised by our prospects that they can sign agreements prior to the end of our quarter, when in fact their approval process precludes them from being able to complete the transaction until after the end of our quarter. In addition, because of the current economic and market conditions, we may need to increase our use of alternate licensing models that reduce the amount of software revenue we recognize upon shipment of our software.
          In addition to the above, we may be unable to recognize revenues associated with certain projects in accordance with our expectations. We occasionally enter into projects which require the percentage of completion method of contract accounting or milestone based projects. Failure to complete project phases in accordance with the overall project plan can create variability in our expected revenue streams if we are not able to recognize revenues related to particular projects because of delays in development and delivery.
          We increasingly intend to sell our solutions linked with managed services, which under certain circumstances, may result in changes to the timing of revenue recognition and potentially the related costs.
If we experience expansion delays or difficulties with our Center of Excellence in India, our costs may increase and our margins may decrease.
          We operate sizable offshore centers in Hyderabad and Bangalore, collectively referred to as our Center of Excellence (“CoE”). Our CoE contains over one third of our entire associate base undertaking a broad range of activities including product development, customer support and implementation consulting services. We may encounter certain difficulties operating our CoE, such as:
•	difficulty providing the onshore/offshore mix of services required to achieve our consulting gross margin objectives;

•	face quality or customer satisfaction issues;

•	lose competitive advantage due to elevated wage inflation or unfavorable taxation policies;

•	experience elevated unplanned associate attrition;

•	experience disruptions in operations due to local political instability, terrorist activities or unreliable local infrastructure and;

•	experience negative impacts on our business due to local laws and regulatory changes
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

JDA SOFTWARE GROUP, INC .
Dated: May 10, 2011	By:	/s/ Hamish N. Brewer
Hamish N. Brewer
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Peter S. Hathaway
Peter S. Hathaway
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit #		Description of Document

3.1	—	Third Restated Certificate of Incorporation of the Company, as amended through July 14, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed on August 9, 2010).

3.2	—	Amended and Restated Bylaws of JDA Software Group, Inc. (as amended through April 22, 2010) (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 22, 2010, as filed on April 28, 2010).

3.3	—	Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc filed with the Secretary of State of the State of Delaware on July 5, 2006. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 5, 2006, as filed on July 6, 2006).

3.4	—	Certificate of Correction filed to correct a certain error in the Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc. filed with the Secretary of State of the State of Delaware on July 5, 2006. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed on November 9, 2006).

4.1	—	Specimen Common Stock Certificate of JDA Software Group, Inc. (Incorporated by reference the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996).

4.2	—	8.0% Senior Notes Due 2014 Indenture dated as of December 10, 2009 among JDA Software Group, Inc., the Guarantors, and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 10, 2009, as filed on December 11, 2009).

4.3	—	Supplemental Indenture dated as of January 28, 2010 among JDA Software Group, Inc., i2 Technologies, Inc., i2 Technologies US, Inc., the Guarantors and U.S. Bank National Association, as trustee (Incorporation by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (File No. 333-167429), as filed on September 9, 2010).

10.1(1)	—	Credit Agreement by and among JDA Software Group, Inc., as Borrower, the Lenders that are signatories thereto and Wells Fargo Capital Finance, LLC, as Agent, dated March 18, 2011 (Filed herewith).

10.2(2)	—	Separation and Release Agreement between Jason B. Zintak and JDA Software Group, Inc. dated March 30, 2011. (Filed herewith).

31.1	—	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith).

31.2	—	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith).

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

(1)	Confidential treatment has been requested with respect to certain portions of this exhibit.

(2)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.