Form 10-Q
period 2011-06-30
JDA SOFTWARE GROUP INC
filed 2011-08-09
CIK 1006892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Acts. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 42,532,299 as of August 2, 2011.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$256,101	$171,618
Restricted cash	37,111	34,855
Accounts receivable, net	127,510	102,118
Deferred tax assets—current portion	43,027	43,753
Prepaid expenses and other current assets	36,403	27,723
Total current assets	500,152	380,067
Non-Current Assets:
Property and equipment, net	45,548	47,447
Goodwill	226,863	226,863
Other intangibles, net	164,421	187,398
Deferred tax assets—long-term portion	251,732	255,386
Other non-current assets	18,601	16,367
Total non-current assets	707,165	733,461
Total Assets	$1,207,317	$1,113,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,992	$21,092
Accrued expenses and other liabilities	83,661	83,938
Income taxes payable	—	318
Deferred revenue—current portion	132,292	88,055
Total current liabilities	224,945	193,403
Non-Current Liabilities:
Long-term debt	272,946	272,695
Accrued exit and disposal obligations	4,721	7,360
Liability for uncertain tax positions	6,147	6,873
Deferred revenue—long-term portion	6,161	9,090
Total non-current liabilities	289,975	296,018
Total Liabilities	514,920	489,421
Stockholders’ Equity:
Common stock	446	439
Additional paid-in capital	564,393	550,177
Retained earnings	147,379	91,732
Accumulated other comprehensive income	11,927	8,980
Treasury stock	(31,748)	(27,221)
Total stockholders’ equity	692,397	624,107
Total liabilities and stockholders’ equity	$1,207,317	$1,113,528

 See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUES:
Software licenses	$26,915	$32,152	$58,395	$56,589
Subscriptions and other recurring revenues	3,850	5,806	8,844	10,093
Maintenance services	66,100	60,594	130,868	117,654
Product revenues	96,865	98,552	198,107	184,336
Consulting services	59,033	55,255	116,677	98,257
Reimbursed expenses	6,512	4,566	11,232	7,411
Service revenues	65,545	59,821	127,909	105,668
Total revenues	162,410	158,373	326,016	290,004
COST OF REVENUES:
Cost of software licenses	1,181	909	2,130	1,917
Amortization of acquired software technology	1,833	1,803	3,667	3,379
Cost of maintenance services	14,672	14,227	28,658	26,260
Cost of product revenues	17,686	16,939	34,455	31,556
Cost of consulting services	47,575	40,742	94,178	76,011
Reimbursed expenses	6,512	4,566	11,231	7,411
Cost of service revenues	54,087	45,308	105,409	83,422
Total cost of revenues	71,773	62,247	139,864	114,978
GROSS PROFIT	90,637	96,126	186,152	175,026
OPERATING EXPENSES:
Product development	19,807	19,481	39,943	36,758
Sales and marketing	25,364	24,460	51,604	45,572
General and administrative	16,314	19,801	38,402	37,498
Amortization of intangibles	9,592	9,915	19,310	18,481
Restructuring charges	439	4,548	981	12,306
Acquisition-related costs	—	865	—	7,608
Litigation settlement	—	—	(37,500)	—
Total operating expenses	71,516	79,070	112,740	158,223
OPERATING INCOME	19,121	17,056	73,412	16,803
Interest expense and amortization of loan fees	6,439	6,182	12,650	12,268
Interest income and other, net	(881)	642	(2,151)	(481)
INCOME BEFORE INCOME TAXES	13,563	10,232	62,913	5,016
Income tax provision	3,444	2,366	7,266	1,418
NET INCOME	$10,119	$7,866	$55,647	$3,598
Basic net income per common share	$0.24	$0.19	$1.32	$0.09
Diluted net income per common share	$0.24	$0.19	$1.30	$0.09
Shares used in computing basic net income per common share	42,354	41,672	42,244	40,514
Shares used in computing diluted net income per common share	42,740	42,265	42,674	41,151
  See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$10,119	$7,866	$55,647	$3,598
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	1,857	(3,720)	3,117	(4,281)
Unrealized gains (losses) on cash flow hedges, net of tax	(360)	—	(170)	—
Net change in other comprehensive income (loss)	1,497	(3,720)	2,947	(4,281)
Comprehensive income (loss)	$11,616	$4,146	$58,594	$(683)

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2011	2010
Operating Activities:
Net income	$55,647	$3,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,746	28,010
Provision for doubtful accounts	—	500
Amortization of loan fees	1,108	922
Net gain on disposal of property and equipment	20	(9)
Stock-based compensation	10,055	6,569
Deferred income taxes	4,379	(304)
Changes in assets and liabilities, net of effects from business acquisition:
Accounts receivable	(24,890)	(14,856)
Income tax receivable	(766)	2,031
Prepaid expenses and other assets	(9,095)	(13,911)
Accounts payable	(11,861)	3,634
Accrued expenses and other liabilities	(1,284)	(14,075)
Income tax payable	(1,023)	(3,737)
Deferred revenue	42,124	11,196
Net cash provided by operating activities	94,160	9,568
Investing Activities:
Change in restricted cash	(2,256)	276,095
Purchase of i2 Technologies, Inc.	—	(213,427)
Payment of direct costs related to acquisitions	(1,703)	(1,639)
Purchase of property and equipment	(4,815)	(6,397)
Proceeds from disposal of property and equipment	50	349
Net cash (used in) provided by investing activities	(8,724)	54,981
Financing Activities:
Issuance of common stock—equity plans	3,498	11,610
Purchase of treasury stock and other, net	(4,527)	(3,758)
Conversion of warrants	671	—
Debt issuance costs	(1,701)	—
Net cash (used in) provided by financing activities	(2,059)	7,852
Effect of exchange rates on cash and cash equivalents	1,106	(2,196)
Net increase in cash and cash equivalents	84,483	70,205
Cash and Cash Equivalents, Beginning of Period	171,618	75,974
Cash and Cash Equivalents, End of Period	$256,101	$146,179
Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$6,385	$6,244
Cash paid for interest	$11,029	$12,227
Cash received for income tax refunds	$1,157	$1,458

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of JDA Software Group, Inc. ("JDA", "we" or the "Company") have been prepared in accordance with the FASB Standard Accounting Codification ("Codification"), which is the authoritative source of generally accepted accounting principles ("GAAP") for nongovernmental entities in the United States. The interim financial statements do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.
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
There have been no significant changes to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 that have had a significant impact on our consolidated financial statements or notes thereto.

2. Derivative Instruments and Hedging Activities
Derivative Financial Instruments
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
Cash Flow Hedges
In the fourth quarter of 2010, the Company also began a cash flow hedging program under which it hedges a portion of anticipated operating expenses denominated in the Indian Rupee. The forward exchange contracts have maturities of twelve months or less and are designated as hedging instruments. Forward exchange contracts are marked-to-market at the end of each reporting period, using quoted prices for similar assets or liabilities in active markets. The effective portion of the derivative's gain or loss is initially reported as a component of cumulative other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.
The forward contract receivables (payables) are included in the consolidated balance sheets under the captions "Prepaid expenses and other current assets "and" Accrued expenses and other liabilities," respectively. The notional values represent the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. Net foreign currency exchange gains (losses) are included in the condensed consolidated statements of operations under the caption "Interest Income and other, net."

Derivative Instruments in the Consolidated Condensed Balance Sheet
The gross notional and fair value of derivative financial instruments in the Consolidated Condensed Balance Sheets were recorded as follows:

	June 30, 2011			December 31, 2010
	Gross Notional	Prepaid Expenses and Other Current Assets	Accrued Expenses and Other Liabilities	Gross Notional	Prepaid Expenses and Other Current Assets	Accrued Expenses and Other Liabilities
Foreign currency forward contract not designated as hedging instruments	$85,669	$641	$—	$68,788	$691	$—
Foreign currency forward contract designated as hedging instruments	$31,049	$1,015	$—	$30,701	$440	$—
Effects of Derivative Instruments on Income and Other Comprehensive Income
The before-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Earnings for the three and six months ended June 30, 2011 and 2010 were as follows:

	Gain (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2011	2010	2011	2010
Foreign exchange contracts not designated as hedges	Interest income and other, net	$834	$(958)	$1,523	$3
The before-tax effect of derivative instruments in cash flow hedging for the three and six months ended June 30, 2011 and 2010 were as follows:

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)			Gain (Loss) Recognized in Income Derivative (Ineffective portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June, 30			Three Months Ended June, 30			Three Months Ended June, 30
	2011	2010	Location	2011	2010	Location	2011	2010
Foreign exchange contracts designated as hedges	$(360)	$—	General and administration	$90	$—	Interest income and other, net	$763	$—

	Gain (Loss) Refognized in Other Comprehensive Income ("OCI") on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)			Gain (Loss) Recognized in Income Derivative (Ineffective portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Location	2011	2010	Location	2011	2010
Foreign exchange contracts designated as hedges	$(170)	$—	General and administration	$66	$—	Interest income and other, net	$1,113	$—

3. Goodwill and Other Intangibles, net
Goodwill consists of the following:

	June 30, 2011	December 31, 2010
Gross goodwill	$236,576	$236,576
Accumulated impairment losses	(9,713)	(9,713)
Goodwill, net	226,863	226,863

Other identifiable intangibles consist of the following:

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer-based	$257,983	$(137,675)	$120,308	$257,983	$(119,835)	$138,148
Technology-based	90,147	(56,321)	33,826	90,147	(52,654)	37,493
Marketing-based	19,491	(9,204)	10,287	19,491	(7,734)	11,757
Other amortized intangible assets, net	$367,621	$(203,200)	$164,421	$367,621	$(180,223)	$187,398

Goodwill. We had no indication of impairment of our goodwill balances during the six months ended June 30, 2011 and, absent future indicators of impairment, the next annual impairment test will be performed in fourth quarter 2011. As of June 30, 2011, the goodwill balance has been allocated to our reporting units as follows: $223.3 million to Supply Chain and $3.7 million to Pricing and Revenue Management.
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
Amortization expense is reported in the consolidated statements of operations within cost of revenues under the caption "Amortization of acquired software technology" and in operating expenses under the caption "Amortization of intangibles." As of June 30, 2011 we expect amortization expense for the remainder of 2011 and thereafter to be as follows:

Amortization
For the Year Ending December 31,	Expense
2011, remainder thereof	$22,540
2012	44,929
2013	44,240
2014	27,352
2015	13,006
Thereafter	12,354
Total	$164,421

4. Restructuring Reserves
2010 Restructuring Plan
We recorded restructuring charges of $21.0 million in 2010 primarily for termination benefits, office closures and contract terminations associated with the acquisition of i2 Technologies, Inc. ("i2") and the continued transition of additional on-shore activities to our Center of Excellence ("CoE") facilities. The charges include $14.1 million for termination benefits related to a workforce reduction of approximately 200 associates primarily in general and administrative, sales and marketing and product development positions primarily in the Americas. In addition, the charges include $6.9 million for estimated costs to close and integrate redundant office facilities and for the integration of information technology and termination of certain i2 contracts that have no future economic benefit to the Company and are incremental to the other costs that will be incurred by the combined Company. We recorded restructuring charges of $0.4 million and $1.0 million in the three and six months ended June 30, 2011, respectively. As of June 30, 2011, approximately $16.9 million of the costs associated with these restructuring charges have been paid and $1.7 million is included under the caption "Accrued expenses and other current liabilities and $1.1 million is included under the caption "Accrued exit and disposal obligations."
A summary of the restructuring charges is as follows:

	Initial	Cash	Non-Cash	Impact of Changes in Exchange	Balance	Adjustments	Cash	Non-Cash	Impact of Changes in Exchange	Balance
Description of charge	Reserve	Charges	Settlements	Rates	December 31, 2010	to Reserves	Charges	Settlements	Rates	June 30, 2011
Termination benefits	$14,098	$(13,246)	$—	$89	$941	$596	$(1,532)	$—	$(5)	$—
Office closures and other restructuring	5,380	(1,760)	(376)	65	3,309	116	(381)	(263)	19	2,800
Total	$19,478	$(15,006)	$(376)	$154	$4,250	$712	$(1,913)	$(263)	$14	$2,800

The balance in the reserve for office closures is primarily related to redundant office facility leases in Dallas, Texas and the United Kingdom and will be reduced as payments are made over the related lease terms that extend through 2014.
5. Acquisition Reserves
We recorded initial acquisition reserves of $47.4 million for restructuring charges and other direct costs associated with the acquisition of Manugistics in 2006. The restructuring charges were primarily related to facility closures, employee severance and termination benefits and other direct costs associated with the acquisition, including investment banker fees, change-in-control payments, and legal and accounting costs. The unused portion of the acquisition reserves at June 30, 2011 includes $4.5 million of current liabilities under the caption "Accrued expenses and other liabilities" and $3.5 million of non-current liabilities under the caption "Accrued exit and disposal obligations." A summary of the charges and adjustments recorded against the reserves is as follows:

	Initial	Adjustments	Cash	Impact of Changes in Exchange	Balance	Adjustments	Cash	Impact of Changes in Exchange	Balance
Description of charge	Reserve	to Reserves	Charges	Rates	December 31, 2010	to Reserves	Charges	Rates	June 30, 2011
Acquisition reserves:
Office closures, lease termination and sublease costs	$29,212	$567	$(19,361)	$(844)	$9,574	$—	$(1,703)	$113	$7,984
Employee severance and termination benefits	3,607	(840)	(2,842)	75	—	—	—	—	—
IT projects, contract termination penalties, capital lease buyouts and other costs to exits activities of Manugistics	1,450	222	(1,672)	—	—	—	—	—	—
	34,269	(51)	(23,875)	(769)	9,574	—	(1,703)	113	7,984
Direct costs:	13,125	6	(13,131)	—	—	—	—	—	—
Total	$47,394	$(45)	$(37,006)	$(769)	$9,574	$—	$(1,703)	$113	$7,984

The balance in the reserve for office closures, lease termination and sublease costs is primarily related to office facility leases in Rockville, Maryland and the United Kingdom and will be reduced as payments are made over the related lease terms that extend through 2018.
In 2010 in connection with our acquisition of i2, we assumed an unfavorable lease of $1.2 million for the Dallas, Texas office which was recorded in the purchase price allocation of which $0.3 million is included in current liabilities under the caption of "Accrued expenses and other liabilities" and $0.5 million is included in non-current liabilities under the caption "Accrued exit and disposal obligations."

6. Long-term Debt
Line of Credit
On March 18, 2011, we entered into a credit agreement with Wells Fargo Capital Finance, LLC and certain other lenders party thereto (the "Credit Agreement"). The Credit Agreement provides for cash borrowings and letters of credit under a $100 million senior secured revolving credit facility, the proceeds of which the Company may use for working capital and other general corporate purposes. Loans under the Credit Agreement will mature on September 15, 2014, subject to extension to March 18, 2016 under certain circumstances. In connection with the execution of the line of credit, the Company incurred approximately $1.7 million in debt issuance costs which will be amortized to interest expense over the length of the agreement. To date, the Company has not borrowed any amount under the Credit Agreement.
Interest on the outstanding balance will accrue on outstanding loans under the Credit Agreement at a floating rate based on, at the Company's election, (i) LIBOR (subject to reserve requirements) or (ii) the greatest of (a) the Federal Funds Rate plus 1/2%, (b) three-month LIBOR plus 1% and (c) Wells Fargo Bank, National Association's prime rate (such greatest rate, the "Base Rate"), in each case, plus an applicable margin. The initial applicable margins with respect to LIBOR-based loans and Base Rate loans are 2.25% and 1.25%, respectively, and may increase or decrease based on the Company's total leverage ratio.
The Company's obligations under the Credit Agreement are secured by a first priority lien on substantially all of the assets of the Company and the guarantors, which include the Company's material domestic subsidiaries. The Credit Agreement includes customary limitations on the Company's ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividend payments, dispose of assets or undergo a change of control. The Credit Agreement also requires the Company to maintain a minimum fixed charge ratio, a maximum total leverage ratio and, under certain circumstances, a minimum liquidity requirement.

7. Legal Proceedings
Dillard's, Inc. vs. i2 Technologies, Inc.
In September 2007, Dillard's, Inc. filed a lawsuit against i2 in the 191st Judicial District Court of Dallas County, Texas, (the "trial court") Cause No. 07-10924-J, which alleges that i2 committed fraud and failed to meet certain obligations to Dillard's regarding the purchase of two i2 products in the year 2000 under a software license agreement and related services agreement. Dillard's paid i2 approximately $8.1 million under these two agreements.
As previously reported, on June 15, 2010, a jury in the District Court of the State of Texas, County of Dallas, returned an adverse verdict in the litigation between Dillard's, Inc. and i2. On September 30, 2010, the trial court signed a judgment awarding Dillard's $237 million, plus post-judgment interest of 5% per annum. On October 4, 2010, i2 posted a $25 million supersedeas bond. By posting the bond, under Texas law, the execution of the judgment was suspended, which means the judgment will not have to be paid during the appeals process. On December 2, 2010, we met with Dillard's for a mediation session. During that mediation session, settlement offers were exchanged, but no agreement was reached. Therefore, on December 23, 2010 i2 filed a Notice of Appeal with the Dallas Court of Appeals. The appeals process is not expected to be resolved prior to the end of 2011. There can be no assurance that it will be successful or that the litigation will be settled on terms acceptable to JDA.
The Company will accrue an estimated loss from this matter if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In evaluating the probability of an unfavorable outcome in this litigation we have considered (a) the nature of the litigation and claim, (b) the progress in the case, (c) the opinions of legal counsel and other advisors, (d) the experience of the Company and others in similar cases, (e) how management intends to respond in the event an unfavorable final judgment is returned by the trial court and (f) settlement discussions. We currently estimate the potential loss for this matter to range between $19 million (the highest settlement offer exchanged) and $237 million (representing a maximum award for lost profits, punitive damages and pre-judgment interest), plus post-judgment interest. The final trial court judgment or any revised result that may be achieved through an appeals process (which could take more than a year to complete) could result in multiple potential outcomes within this range. Management has determined that the best estimate of the potential outcome of this matter is $19.0 million, of which $5.0 million was recorded on the opening balance sheet of i2 following JDA's acquisition of i2 in January 2010 and $14.0 million was recorded in December 2010 in the Consolidated Statements of Income under the caption "Litigation provision" and in the Consolidated Balance Sheets under the caption "Accrued expenses and other liabilities."
i2 Technologies, Inc. vs. Oracle Corporation
     On April 29, 2009, i2 filed a lawsuit for patent infringement against Oracle Corporation (NASDAQ: ORCL). The lawsuit, filed in the United States District Court for the Eastern District of Texas, Tyler Division (No. 6:09-cv-194-LED) alleges infringement of 11 patents related to supply chain management, available to promise software and other enterprise software applications. On April 22, 2010, Oracle filed counterclaims against i2 and JDA Software Group, Inc. (of which i2 is now a wholly-owned subsidiary) alleging the infringement by i2 of four Oracle patents. In response to i2's motion to sever the Oracle counterclaim, on June 11, 2010, the trial court split the initial case into two cases, staying the second case (No. 6:10-cv-00284-LED) pending the outcome of the first case. The trial court instructed i2 to select five patents for the first case (subsequently reduced by i2 to four patents) and Oracle to select one patent for the first case.
     On February 25, 2011, the Company, i2 and Oracle Corporation entered into a settlement agreement (the “Agreement”). Under the Agreement, the parties entered into a cross-license arrangement and dismissed their respective litigation claims related to the patent infringement dispute with prejudice. In addition, the Company received a one-time cash payment of $35.0 million from Oracle Corporation, as well as a$2.5 million license and technical support credit from Oracle Corporation that must be used by the Company within two years.
Shareholder Class Action Litigation
In December, 2009, the Company was sued in a putative shareholder class action against i2 and its board of directors, in the County Court of Law No. 2 of Dallas County (No. CC-09-08476-B). The plaintiffs alleged in this lawsuit that the directors of i2 breached their fiduciary duties to shareholders of i2 by selling i2 to the Company via an allegedly unfair process and at an unfair price, and that the Company aided and abetted this alleged breach. On January 26, 2010, the Court denied the plaintiffs' request for a preliminary injunction that sought to enjoin the merger between JDA and i2. The plaintiffs subsequently filed an amended complaint, alleging unspecified monetary damages in addition to declaratory and injunctive relief and attorneys' fees. The Company, i2 and i2's directors have denied all allegations. The parties agreed upon a settlement agreement, dated February 1, 2011 ("Settlement Agreement"). The Court preliminarily approved the Settlement Agreement on March 3, 2011. Final Court approval of the Settlement Agreement, as well as a Final Judgment and Order of Dismissal with Prejudice, were issued on May 20, 2011. The Settlement Agreement provides that (i) the pendency and prosecution of the lawsuit and the efforts of plaintiffs' counsel were a reason and cause for the decision by i2's then board of directors to provide additional disclosures in the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on or about November 19, 2009, in connection with the Company's acquisition of i2 and (ii) plaintiffs' counsel will receive an award of attorneys' fees and costs of $0.5 million to be paid by i2. The attorney's fees award was funded by i2's director's and officers' liability insurer and was paid on June 24, 2011.
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
Annual stock-based incentive programs ("Performance Programs") have been approved for executive officers and certain other members of our management team for years 2007 through 2011 that provide for contingently issuable performance share awards or restricted stock units upon achievement of defined performance threshold goals.
In February 2011, the Board approved a stock-based incentive program for 2011 ("2011 Performance Program"). The 2011 Performance Program provides for the issuance of contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we are able to achieve a defined adjusted EBITDA performance threshold goal in 2011. A partial pro-rata issuance of performance share awards will be made if we achieve a minimum adjusted EBITDA performance threshold. The 2011 Performance Program initially provides for the issuance of up to approximately 0.7 million of targeted contingently issuable performance share awards. The performance share awards, if any, will be issued after approval by our compensation committee following the issuance of our 2011 audited financial results in early 2012 and will vest 50% upon the date of issuance with one-half of the remaining 50% vesting on each of the next two anniversaries of the initial vest date. Our performance against the defined performance threshold goal will be evaluated on a quarterly basis throughout 2011 and share-based compensation will be recognized over the requisite service period that runs from January 28, 2011 (the date of board approval) through January 2014. Although all necessary service and performance conditions have not been met through June 30, 2011, based on the six months ended June 30, 2011 results and the outlook for the remainder of 2011, management has determined that it is probable the Company will achieve its minimum adjusted EBITDA performance threshold.
The Company has recognized stock-based compensation as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of maintenance services	$174	$163	$341	$277
Cost of consulting services	519	330	1,183	778
Product development	544	173	1,236	506
Sales and marketing	1,419	884	2,860	1,750
General and administrative	1,826	1,742	4,435	3,258
Total stock-based compensation expense	$4,482	$3,292	$10,055	$6,569

9. Income Taxes
For the six months ended June 30, 2011, income taxes were calculated using the liability method. The provision for income taxes reflects the Company's estimate of the effective rate expected to be applicable for the full fiscal year, adjusted by any discrete events, which are reported in the period in which they occur. This estimate is re-evaluated each quarter based on our estimated tax expense for the year.
We recorded an income tax provision of approximately $3.4 million and $2.4 million for the three months ended June 30, 2011 and 2010, respectively, representing effective income tax rates of 25% and 23%, respectively. We recorded an income tax provision of $7.3 million and $1.4 million for the six months ended June 30, 2011 and 2010, respectively, representing effective income tax rates of 12% and 28%, respectively. Our effective income tax rate during the three and six months ended June 30,

2010 differs from the 35% statutory rate primarily due to the changes in our liability for uncertain tax positions, state income taxes (net of federal benefit), the effect of foreign operations and items not deductible for tax, including those related to certain costs the Company incurred in connection with the acquisition of i2 Technologies, Inc. during first quarter 2010. Our effective income tax rate during the three and six months ended June 30, 2011 differs from our statutory rate of 35% primarily due to the mix of revenue by jurisdiction, state income taxes (net of federal benefit) and the tax benefits related to a specified tax deduction that offsets a substantial portion of our litigation settlements received in the first quarter as well as settlement of foreign tax liabilities in the second quarter 2011.
As of June 30, 2011 approximately $14.5 million of unrecognized tax benefits would impact our effective tax rate if recognized. It is reasonably possible that approximately $6.7 million of unrecognized tax benefits will be recognized within the next twelve months. We have placed a valuation allowance against the Arizona research and development credit as well as certain State NOLs as we do not expect to be able to utilize them prior to their expiration.
We treat interest and penalties related to uncertain tax positions as a component of income tax expense. We have accrued interest and penalties related to uncertain tax positions of $0.2 million and $0.2 million in the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and December 31, 2010 there are approximately $3.6 million and $3.0 million, respectively, of interest and penalty accruals related to uncertain tax positions which are reflected in the consolidated balance sheet under the caption "Liability for uncertain tax positions." To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision.
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
We have participated in the Internal Revenue Service's Compliance Assurance Program (“CAP”) since 2007. The CAP program was developed by the Internal Revenue Service to allow for transparency and to remove uncertainties in tax compliance. The Internal Revenue Service has completed their audit of our tax returns prior to 2010.

10. Earnings per Share
The dilutive effect of all outstanding stock options is included in the diluted earnings per share calculations for 2011 using the treasury stock method as there were no stock options that had grant prices in excess of the average stock price for the three and six months ended June 30, 2011, respectively.
Earnings per share for three and six months ended June 30, 2011 and 2010 are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income	$10,119	$7,866	$55,647	$3,598
Denominator:
Shares used in computing basic earnings per share	42,354	41,672	42,244	40,514
Dilutive common stock equivalents	386	593	430	637
Shares used in computing diluted earnings per share	42,740	42,265	42,674	41,151
Basic earnings per share	$0.24	$0.19	$1.32	$0.09
Diluted earnings per share	$0.24	$0.19	$1.30	$0.09

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

•
 Supply Chain.This reportable business segment includes all revenues related to applications and services sold to customers in the supply chain management market. The majority of our products are specifically designed to provide customers with one synchronized view of product demand while managing the flow and allocation of materials, information, finances and other resources across global supply chains, from manufacturers to distribution centers and transportation networks to the retail store and consumer (collectively, the "Supply Chain").

•
Pricing and Revenue Management. This reportable business segment includes all revenues related to applications and services sold to customers in service industries such as travel, transportation, hospitality, media and telecommunications. The Pricing and Revenue Management segment is centrally managed by a team that has global responsibilities for this market.

A summary of the revenues, operating income and depreciation attributable to each of these reportable business segments for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Supply Chain	$156,916	$152,931	$316,242	$278,164
Pricing and Revenue Management	5,494	5,442	9,774	11,840
	$162,410	$158,373	$326,016	$290,004
Operating Income (Loss):
Supply Chain	$45,562	$52,638	$95,121	$92,542
Pricing and Revenue Management	(96)	(453)	(516)	154
Other (see below)	(26,345)	(35,129)	(21,193)	(75,893)
	$19,121	$17,056	$73,412	$16,803
Depreciation:
Supply Chain	$3,198	$2,634	$6,395	$5,063
Pricing and Revenue Management	208	148	375	364
	$3,406	$2,782	$6,770	$5,427
Other:
General and administrative	$16,314	$19,801	$38,402	$37,498
Amortization of intangible assets	9,592	9,915	19,310	18,481
Restructuring charge and adjustments to acquisition-related reserves	439	4,548	981	12,306
Acquisition-related costs	—	865	—	7,608
Litigation settlement	—	—	(37,500)	—
	$26,345	$35,129	$21,193	$75,893

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

12. Condensed Consolidating Financial Information
Pursuant to the indenture governing the Senior Notes detailed in Note 9. to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, the Company's obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by substantially all of its existing and future domestic subsidiaries. Pursuant to Regulation S-X, Section 210.3-10(f), the Company is required to present condensed consolidating financial information for subsidiaries that have guaranteed the debt of a registrant issued in a public offering, where the guarantee is full and unconditional, joint and several, and where the voting interest of the subsidiary is 100% owned by the registrant.
The following tables present condensed consolidating balance sheets as of June 30, 2011 and December 31, 2010, and condensed consolidating statements of income for the three and six months ended June 30, 2011 and 2010, and condensed consolidating statements of cash flow for the six months ended June 30, 2011 and 2010 for (i) JDA Software Group, Inc. - the parent company and issuer of the Senior Notes, (ii) the guarantor subsidiaries on a combined basis, (iii) the non-guarantor subsidiaries on a combined basis, (iv) elimination adjustments, and (v) total consolidating amounts. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein as well as in conjuction with the audited financial statements and notes thereto included in the Company's Annual Report on form 10-K for the year ended December 31, 2010.

Unaudited Condensed Consolidating Balance Sheets
June 30, 2011
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$150,061	$64,760	$41,280	$—	$256,101
Restricted cash	—	36,241	870	—	37,111
Account receivable, net	—	98,334	29,176	—	127,510
Deferred tax assets—current portion	—	40,081	2,946	—	43,027
Prepaid expenses and other current assets	5,354	20,238	10,811	—	36,403
Total current assets	155,415	259,654	85,083	—	500,152
Non-Current Assets:
Property and equipment, net	—	39,331	6,217	—	45,548
Goodwill	—	226,863	—	—	226,863
Other intangibles, net	—	164,421	—	—	164,421
Deferred tax assets—long-term portion	—	240,646	11,086	—	251,732
Other non-current assets	6,489	125	11,987	—	18,601
Investment in subsidiaries	249,865	38,657	6,845	(295,367)	—
Intercompany accounts	554,581	(588,501)	33,920	—	—
Total non-current assets	810,935	121,542	70,055	(295,367)	707,165
Total Assets	$966,350	$381,196	$155,138	$(295,367)	$1,207,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$6,128	$2,864	$—	$8,992
Accrued expenses and other liabilities	1,007	54,606	28,048	—	83,661
Income taxes payable	—	(9)	9	—	—
Deferred revenue—current portion	—	98,198	34,094	—	132,292
Total current liabilities	1,007	158,923	65,015	—	224,945
Non-Current Liabilities:
Long-term debt	272,946	—	—	—	272,946
Accrued exit and disposal obligations	—	1,641	3,080	—	4,721
Liability for uncertain tax positions	—	4,320	1,827	—	6,147
Deferred revenue—long-term portion	—	6,161	—	—	6,161
Total non-current liabilities	272,946	12,122	4,907	—	289,975
Total Liabilities	273,953	171,045	69,922	—	514,920
Stockholders’ Equity	692,397	210,151	85,216	(295,367)	692,397
Total Liabilities and Stockholders’ Equity	$966,350	$381,196	$155,138	$(295,367)	$1,207,317

Condensed Consolidating Balance Sheets
December 31, 2010
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$133,631	$37,987	$—	$171,618
Restricted cash	—	34,021	834	—	34,855
Account receivable, net	—	79,886	22,232	—	102,118
Income tax receivable	9,098	(8,685)	(413)	—	—
Deferred tax assets—current portion	—	41,512	2,241	—	43,753
Prepaid expenses and other current assets	440	18,914	8,369	—	27,723
Total current assets	9,538	299,279	71,250	—	380,067
Non-Current Assets:
Property and equipment, net	—	40,147	7,300	—	47,447
Goodwill	—	226,863	—	—	226,863
Other intangibles, net	—	187,398	—	—	187,398
Deferred tax assets—long-term portion	—	243,837	11,549	—	255,386
Other non-current assets	5,636	135	10,596	—	16,367
Investment in subsidiaries	185,168	49,547	(7,111)	(227,604)	—
Intercompany accounts	697,438	(724,996)	27,558	—	—
Total non-current assets	888,242	22,931	49,892	(227,604)	733,461
Total Assets	$897,780	$322,210	$121,142	$(227,604)	$1,113,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$18,892	$2,200	$—	$21,092
Accrued expenses and other liabilities	978	54,931	28,029	—	83,938
Income taxes payable	—	(379)	697	—	318
Deferred revenue—current portion	—	64,265	23,790	—	88,055
Total current liabilities	978	137,709	54,716	—	193,403
Non-Current Liabilities:
Long-term debt	272,695	—	—	—	272,695
Accrued exit and disposal obligations	—	3,997	3,363	—	7,360
Liability for uncertain tax positions	—	4,071	2,802	—	6,873
Deferred revenue—long-term portion	—	9,090	—	—	9,090
Total non-current liabilities	272,695	17,158	6,165	—	296,018
Total Liabilities	273,673	154,867	60,881	—	489,421
Stockholders’ Equity	624,107	167,343	60,261	(227,604)	624,107
Total Liabilities and Stockholders’ Equity	$897,780	$322,210	$121,142	$(227,604)	$1,113,528

Unaudited Condensed Consolidating Statements of Income
Three Months Ended June 30, 2011
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Software licenses	$—	$26,915	$—	$—	$26,915
Subscriptions and other recurring revenues	—	3,850	—	—	3,850
Maintenance services	—	46,270	19,830	—	66,100
Product revenues	—	77,035	19,830	—	96,865
Consulting services	—	40,100	18,933	—	59,033
Reimbursed expenses	—	4,346	2,166	—	6,512
Service revenues	—	44,446	21,099	—	65,545
Total revenues	—	121,481	40,929	—	162,410
COST OF REVENUES:
Cost of software licenses	—	1,181	—	—	1,181
Amortization of acquired software technology	—	1,833	—	—	1,833
Cost of maintenance services	—	9,362	5,310	—	14,672
Cost of product revenues	—	12,376	5,310	—	17,686
Cost of consulting services	—	30,291	17,284	—	47,575
Reimbursed expenses	—	4,346	2,166	—	6,512
Cost of service revenues	—	34,637	19,450	—	54,087
Total cost of revenues	—	47,013	24,760	—	71,773
GROSS PROFIT	—	74,468	16,169	—	90,637
OPERATING EXPENSES:
Product development	—	12,195	7,612	—	19,807
Sales and marketing	—	15,234	10,130	—	25,364
General and administrative	(90)	12,620	3,784	—	16,314
Amortization of intangibles	—	9,592	—	—	9,592
Restructuring charges	—	432	7	—	439
Total operating expenses	(90)	50,073	21,533	—	71,516
OPERATING INCOME (LOSS)	90	24,395	(5,364)	—	19,121
Interest expense and amortization of loan fees	(5,422)	(948)	(69)	—	(6,439)
Interest income and other, net	—	(9,181)	10,062	—	881
Income tax provision	2,026	(5,558)	88	—	(3,444)
Equity in earnings of subsidiaries, net	13,425	1,838	—	(15,263)	—
NET INCOME (LOSS)	$10,119	$10,546	$4,717	$(15,263)	$10,119

Unaudited Condensed Consolidating Statements of Income
Six Months Ended June 30, 2011
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Software licenses	$—	$58,395	$—	$—	$58,395
Subscriptions and other recurring revenues	—	8,844	—	—	8,844
Maintenance services	—	91,743	39,125	—	130,868
Product revenues	—	158,982	39,125	—	198,107
Consulting services	—	80,967	35,710	—	116,677
Reimbursed expenses	—	7,249	3,983	—	11,232
Service revenues	—	88,216	39,693	—	127,909
Total revenues	—	247,198	78,818	—	326,016
COST OF REVENUES:
Cost of software licenses	—	2,130	—	—	2,130
Amortization of acquired software technology	—	3,667	—	—	3,667
Cost of maintenance services	—	18,363	10,295	—	28,658
Cost of product revenues	—	24,160	10,295	—	34,455
Cost of consulting services	—	60,826	33,352	—	94,178
Reimbursed expenses	—	7,248	3,983	—	11,231
Cost of service revenues	—	68,074	37,335	—	105,409
Total cost of revenues	—	92,234	47,630	—	139,864
GROSS PROFIT	—	154,964	31,188	—	186,152
OPERATING EXPENSES:
Product development	—	24,920	15,023	—	39,943
Sales and marketing	—	31,518	20,086	—	51,604
General and administrative	(66)	31,233	7,235	—	38,402
Amortization of intangibles	—	19,310	—	—	19,310
Restructuring charges	—	716	265	—	981
Litigation settlement	—	(37,500)	—	—	(37,500)
Total operating expenses	(66)	70,197	42,609	—	112,740
OPERATING INCOME (LOSS)	66	84,767	(11,421)	—	73,412
Interest expense and amortization of loan fees	(11,042)	(1,469)	(139)	—	(12,650)
Interest income and other, net	—	(18,672)	20,823	—	2,151
Income tax provision	4,171	(9,995)	(1,442)	—	(7,266)
Equity in earnings of subsidiaries, net	62,452	(11,638)	—	(50,814)	—
NET INCOME (LOSS)	$55,647	$42,993	$7,821	$(50,814)	$55,647

Unaudited Condensed Consolidating Statements of Income
Three Months Ended June 30, 2010
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Software licenses	$—	$32,152	$—	$—	$32,152
Subscriptions and other recurring revenues	—	5,806	—	—	5,806
Maintenance services	—	42,480	18,114	—	60,594
Product revenues	—	80,438	18,114	—	98,552
Consulting services	—	37,535	17,720	—	55,255
Reimbursed expenses	—	3,048	1,518	—	4,566
Service revenues	—	40,583	19,238	—	59,821
Total revenues	—	121,021	37,352	—	158,373
COST OF REVENUES:
Cost of software licenses	—	909	—	—	909
Amortization of acquired software technology	—	1,803	—	—	1,803
Cost of maintenance services	—	9,499	4,728	—	14,227
Cost of product revenues	—	12,211	4,728	—	16,939
Cost of consulting services	—	28,478	12,264	—	40,742
Reimbursed expenses	—	3,044	1,522	—	4,566
Cost of service revenues	—	31,522	13,786	—	45,308
Total cost of revenues	—	43,733	18,514	—	62,247
GROSS PROFIT	—	77,288	18,838	—	96,126
OPERATING EXPENSES:
Product development	—	12,387	7,094	—	19,481
Sales and marketing	—	14,904	9,556	—	24,460
General and administrative	—	15,824	3,977	—	19,801
Amortization of intangibles	—	9,915	—	—	9,915
Restructuring charges	—	3,771	777	—	4,548
Acquisition-related costs	—	865	—	—	865
Total operating expenses	—	57,666	21,404	—	79,070
OPERATING INCOME (LOSS)	—	19,622	(2,566)	—	17,056
Interest expense and amortization of loan fees	(5,995)	(127)	(60)	—	(6,182)
Interest income and other, net	—	(10,683)	10,041	—	(642)
Income tax provision	2,278	(1,813)	(2,831)	—	(2,366)
Equity in earnings of subsidiaries, net	11,583	5,697	—	(17,280)	—
NET INCOME (LOSS)	$7,866	$12,696	$4,584	$(17,280)	$7,866

Unaudited Condensed Consolidating Statements of Income
Six Months Ended June 30, 2010
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Software licenses	$—	$56,589	$—	$—	$56,589
Subscriptions and other recurring revenues	—	10,093	—	—	10,093
Maintenance services	—	80,768	36,886	—	117,654
Product revenues	—	147,450	36,886	—	184,336
Consulting services	—	68,219	30,038	—	98,257
Reimbursed expenses	—	5,184	2,227	—	7,411
Service revenues	—	73,403	32,265	—	105,668
Total revenues	—	220,853	69,151	—	290,004
COST OF REVENUES:
Cost of software licenses	—	1,917	—	—	1,917
Amortization of acquired software technology	—	3,379	—	—	3,379
Cost of maintenance services	—	17,848	8,412	—	26,260
Cost of product revenues	—	23,144	8,412	—	31,556
Cost of consulting services	—	53,574	22,437	—	76,011
Reimbursed expenses	—	5,180	2,231	—	7,411
Cost of service revenues	—	58,754	24,668	—	83,422
Total cost of revenues	—	81,898	33,080	—	114,978
GROSS PROFIT	—	138,955	36,071	—	175,026
OPERATING EXPENSES:
Product development	—	24,359	12,399	—	36,758
Sales and marketing	—	28,361	17,211	—	45,572
General and administrative	—	30,406	7,092	—	37,498
Amortization of intangibles	—	18,481	—	—	18,481
Restructuring charges	—	8,914	3,392	—	12,306
Acquisition-related costs	—	7,608	—	—	7,608
Total operating expenses	—	118,129	40,094	—	158,223
OPERATING INCOME (LOSS)	—	20,826	(4,023)	—	16,803
Interest expense and amortization of loan fees	(11,923)	(246)	(99)	—	(12,268)
Interest income and other, net	—	(14,274)	14,755	—	481
Income tax provision	4,531	(2,289)	(3,660)	—	(1,418)
Equity in earnings of subsidiaries, net	10,990	6,841	—	(17,831)	—
NET INCOME (LOSS)	$3,598	$10,858	$6,973	$(17,831)	$3,598

Unaudited Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2011
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$149,864	$(64,296)	$8,592	$—	$94,160
Investing Activities:
Change in restricted cash	2,256	—	(4,512)	—	(2,256)
Payment of direct costs related to acquisitions	—	(840)	(863)	—	(1,703)
Purchase of property and equipment	—	(4,196)	(619)	—	(4,815)
Proceeds from dipsosal of property and equipment	—	93	(43)	—	50
Net cash provided by (used in) investing activities	2,256	(4,943)	(6,037)	—	(8,724)
Financing Activities:
Issuance of common stock—equity plans	3,498	—	—	—	3,498
Purchase of treasury stock and other, net	(4,527)	—	—	—	(4,527)
Conversion of warrants	671	—	—	—	671
Debt issuance costs	(1,701)	—	—	—	(1,701)
Change in intercompany receivable/payable	—	614	(614)	—	—
Net cash (used in) provided by financing activities	(2,059)	614	(614)	—	(2,059)
Effect of exchange rates on cash and cash equivalents	—	(246)	1,352	—	1,106
Net increase (decrease) in cash and cash equivalents	150,061	(68,871)	3,293	—	84,483
Cash and Cash Equivalents, Beginning of Period	—	133,631	37,987	—	171,618
Cash and Cash Equivalents, End of Period	$150,061	$64,760	$41,280	$—	$256,101

Unaudited Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2010
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$147,828	$(147,903)	$9,643	$—	$9,568
Investing Activities:
Change in restricted cash	276,095	(10,971)	10,971	—	276,095
Purchase of i2 Technologies, Inc.	(431,775)	218,348	—	—	(213,427)
Payment of direct costs related to acquisitions	—	(1,639)	—	—	(1,639)
Purchase of property and equipment	—	(4,531)	(1,866)	—	(6,397)
Proceeds from dipsosal of property and equipment	—	336	13	—	349
Net cash (used in) provided by investing activities	(155,680)	201,543	9,118	—	54,981
Financing Activities:
Issuance of common stock—equity plans	11,610	—	—	—	11,610
Purchase of treasury stock and other, net	(3,758)	—	—	—	(3,758)
Change in intercompany receivable/payable	—	18,727	(18,727)	—	—
Net cash provided by (used in) financing activities	7,852	18,727	(18,727)	—	7,852
Effect of exchange rates on cash and cash equivalents	—	(7,628)	5,432	—	(2,196)
Net increase in cash and cash equivalents	—	64,739	5,466	—	70,205
Cash and Cash Equivalents, Beginning of Period	—	47,170	28,804	—	75,974
Cash and Cash Equivalents, End of Period	$—	$111,909	$34,270	$—	$146,179

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures; research and development programs; sales and marketing initiatives; and competition. Forward-looking statements are generally accompanied by words such as "will" or "expect" and other words with forward-looking connotations. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010. You should carefully consider the risks and uncertainties described under this section.

Results of Operations
The results of operations for the three and six months ended June 30, 2010 include the impact of our acquisition of i2 from the date of acquisition (January 28, 2010).

Revenues
The following table summarizes revenues and the components of total revenue as a percentage of total revenue (in thousands, except percentages):

	Three Months Ended June 30,				Dollar change from	Six Months Ended June 30,				Dollar change from
	2011		2010		2010	2011		2010		2010
Software licenses	$26,915	17%	$32,152	20%	$(5,237)	$58,395	18%	$56,589	20%	$1,806
Subscriptions and other recurring revenues	3,850	2%	5,806	4%	(1,956)	8,844	3%	10,093	3%	(1,249)
Maintenance services	66,100	41%	60,594	38%	5,506	130,868	40%	117,654	41%	13,214
Product revenues	96,865	60%	98,552	62%	(1,687)	198,107	61%	184,336	64%	13,771
Service revenues	65,545	40%	59,821	38%	5,724	127,909	39%	105,668	36%	22,241
Total revenues	$162,410	100%	$158,373	100%	$4,037	$326,016	100%	$290,004	100%	$36,012
Software and Subscription Revenues
The following table summarizes software and subscription revenues by region (in thousands):

	Three Months Ended June 30,		Dollar change from	Six Months Ended June 30,		Dollar change from
	2011	2010	2010	2011	2010	2010
Americas	$20,786	$27,080	$(6,294)	$41,890	$45,997	$(4,107)
Europe	7,402	4,773	2,629	20,014	10,176	9,838
Asia/Pacific	2,577	6,105	3,528	5,335	10,509	(5,174)
Total software & subscription revenues	$30,765	$37,958	$(7,193)	$67,239	$66,682	$557

The decrease in software and subscription revenues is primarily due to lower sales in North America and Asia Pacific, partially offset by solid results from the EMEA region for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. There were nine large transactions (greater than $1.0 million), in the three months ended June 30, 2011 as compared to six large transactions in same period of 2010. The slight increase in software and subscription revenues for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 is primarily due to strong sales in the first quarter of 2011, partially offset by the decrease in the second quarter of 2011. There were 15 large transactions (greater than $1.0 million), in the six months ended June 30, 2011 as compared to 14 large transactions in same period of 2010. Our trailing twelve month average selling price remained at approximately $0.6 million for both periods.
Maintenance Services
Maintenance services revenues increased for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 primarily due to the continued strong retention rate and the high level of attachment of maintenance contracts to new license deals. The year to date retention rate at June 30, 2011 remained high at 96.7 percent compared to 97.3 percent at June 30, 2010. In addition, net favorable foreign exchange rate variances increased maintenance services revenues for the three and six months ended June 30, 2011 by $1.8 million and $2.3million, respectively, compared to the same periods in 2010.
Service Revenues
Service revenues, which include consulting services, managed services, training services, net revenues from our hardware reseller business and reimbursed expenses, increased for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to the implementation services work associated with larger software sales. Service revenues increased for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to the implementation services and other consulting revenue on various projects started as a result of large software sales in prior periods offset by the completion of projects initiated in 2010 as well as additional services from the i2 acquisition.

Gross Profits (in thousands, except percentage amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Total gross profit on product revenues	$79,179	$81,613	$163,652	$152,780
Total gross profit on service revenues	11,458	14,513	22,500	22,246
Product gross profit as a percentage of products sales	82%	83%	83%	83%
Service gross profit as a percentage of services	17%	24%	18%	21%

      Gross Profit on Product Revenues. The decrease in gross profits and product gross profit as a percentage of product sales for the three months ended June 30, 2011 as compared to the same period of 2010 is primarily as a result of lower software and subscriptions revenues.
The increase in gross profits for the six months ended June 30, 2011 as compared to the same period of 2010 is primarily as a result of increased product revenues. The product gross profits as a percentage of product revenues remained comparable as product costs of sales grew in proportion to the increases in product revenues.
      Gross Profit on Service Revenues. The decrease in gross profits for the three months ended June 30, 2011 as compared to the same period of 2010 is primarily as a result of decreased utilization rates to 56 percent from 59 percent in the second quarter of 2010.
Gross profits for the six months ended June 30, 2011 as compared to the same period of 2010 remained constant while revenues grew at a lower rate than the cost of services.
Operating Expenses
Product Development
The following table summarizes product development expenses in dollars and as a percentage of total revenues (in thousands, except percentage amounts):

	Three Months Ended June 30,				Dollar change from	Six Months Ended June 30,				Dollar change from
	2011		2010		2010	2011		2010		2010
Product development	$19,807	12%	$19,481	12%	$326	$39,943	12%	$36,758	13%	$3,185

Product development expense remained relatively constant in the three months ended June 30, 2011 compared to the same period in 2010.
     Product development expense dollars increased in the six months ended June 30, 2011 compared to the same period in 2010 primarily due to an increase of $3.6 million in salaries, incentive compensation and related benefits resulting from the associates added in the i2 acquisition; however, decreased as a percentage of revenue as a result of operating leverage achieved.
Sales and Marketing
The following table summarizes sales and marketing expenses in dollars and as a percentage of total revenues (in thousands, except percentage amounts):

	Three Months Ended June 30,				Dollar change from	Six Months Ended June 30,				Dollar change from
	2011		2010		2010	2011		2010		2010
Sales and Marketing	$25,364	16%	$24,460	15%	$904	$51,604	16%	$45,572	16%	$6,032

Sales and marketing expenses in the three months ended June 30, 2011 increased compared to the same period in 2010 primarily due to an increase of $1.2 million in salaries and related benefits resulting from the investment in sales and marketing in 2011 given the opportunities we see in our markets.
     Sales and marketing expenses in the six months ended June 30, 2011 increased compared to the same period in 2010 primarily due to an increase of $4.2 million in salaries, incentive compensation and related benefits resulting from the associates added in the i2 acquisition and our investment in sales and marketing. As a percentage of total revenues, sales and marketing remained constant with the prior year due to operating leverage achieved.
General and Administrative
The following table summarizes general and administrative expenses in dollars and as a percentage of total revenues (in thousands, except percentage amounts):

	Three Months Ended June 30,				Dollar change from	Six Months Ended June 30,				Dollar change from
	2011		2010		2010	2011		2010		2010
General and administrative	$16,314	10%	$19,801	13%	$(3,487)	$38,402	12%	$37,498	13%	$904

General and administrative expenses were lower in the three months ended June 30, 2011 compared to the same period in 2010 primarily due to a decrease of approximately $2.0 million of legal expenses and cost containment measures.
    General and administrative expenses were slightly greater in the six months ended June 30, 2011 compared to the same period in 2010 primarily due to an increase of approximately $2.0 million of severance costs incurred in the first three months of 2011 partially offset by cost containment measures and operating leverage achieved.
Amortization of Intangibles (in thousands):

	Three Months Ended June 30,		Dollar change from	Six Months Ended June 30,		Dollar change from
	2011	2010	2010	2011	2010	2010
Amortization of intangibles	$9,592	$9,915	$(323)	$19,310	$18,481	$829

     Amortization of intangibles for three months ended June 30, 2011 remained relatively constant to the same period in 2010. The increase in amortization of intangibles for six months ended June 30, 2011 compared to the same period in 2010 included the full period of amortization related to the i2 intangibles acquired in the first quarter 2010.
Restructuring Charges (in thousands):

	Three Months Ended June 30,		Dollar change from	Three Months Ended June 30,		Dollar change from
	2011	2010	2010	2011	2010	2010
Restructuring charges	$439	$4,548	$(4,109)	$981	$12,306	$(11,325)

The decrease in restructuring charges for the three and six month periods ended June 30, 2011 compared to the same periods in 2010 was primarily due to newer ongoing restructuring costs incurred related to the acquisition of i2, which was completed in January 2010. The restructuring charges for the three and six months ended June 30, 2010 included severance costs for former associates who were terminated in this period.

Other Operating Expenses (in thousands):

	Three Months Ended June 30,		Dollar change from	Six Months Ended June 30,		Dollar change from
	2011	2010	2010	2011	2010	2010
Acquisition-related costs	$—	$865	$(865)	$—	$7,608	$(7,608)
Litigation settlement	$—	$—	$—	$(37,500)	$—	$37,500

Acquisition-Related Costs. During the three and six month periods of 2010 we expensed approximately $0.9 million and $7.6 million, respectively, of costs related to the acquisition of i2, which was completed on January 28, 2010. These costs consisted primarily of investment banking fees, commitment fees on unused bank financing, legal and accounting fees.
      Litigation Settlement. We received $35.0 million in cash and a $2.5 million license and technical support credit related to a favorable litigation settlement of a patent infringement claim against Oracle Corporation in the first quarter of 2011.
Interest Expense and Other Income (in thousands):

	Three Months Ended June 30,		Dollar change from	Six Months Ended June 30,		Dollar change from
	2011	2010	2010	2011	2010	2010
Interest expense and amortization of loan fees	$6,439	$6,182	$257	$12,650	$12,268	$382
Interest Income and other, net	$(881)	$642	$(1,523)	$(2,151)	$(481)	$(1,670)

Interest Expense and Other Income. The interest expense and amortization of loan fees remained comparable for the periods presented above. The increase in interest income and other, net for both the three and six months ended June 30, 2011 increased as compared to the same periods in 2010 as a result of higher net foreign currency gains and interest income.
Income Tax Provision

We recorded an income tax provision of $3.4 million and $2.4 million for the three months ended June 30, 2011 and 2010, respectively, representing effective income tax rates of 25% and 23%, respectively. We recorded an income tax provision of $7.3 million and $1.4 million for the six months ended June 30, 2011 and 2010, respectively, representing effective income tax rates of 12% and 28%, respectively. Our effective income tax rates during the three months and six month periods ended June 30, 2010 differed from the 35% U.S. statutory rate primarily due to changes in our liability for uncertain tax positions, state income taxes (net of federal benefit), the effect of foreign operations and items not deductible for tax, including those related to certain costs the Company incurred in connection with the acquisition of i2 Technologies, Inc. during first quarter 2010. Our effective income tax rate during the three and six months ended June 30, 2011 differs from our statutory rate of 35% primarily due to the mix of revenue by jurisdiction, state income taxes (net of federal benefit) and the tax benefits related to a specified tax deduction that offsets a substantial portion of our litigation settlements received in the first quarter as well as settlement of foreign tax liabilities in the second quarter of 2011.
Segment Information
JDA is a leading global provider of sophisticated enterprise software solutions designed specifically to address the supply chain, merchandising and pricing requirements of manufacturers, wholesale/distributors and retailers, as well as government and aerospace defense contractors and travel, transportation, hospitality and media organizations. The Company has licensed its software to more than 6,000 customers worldwide. The Company reports operations within the following segments, which is how our chief operating decision maker views, evaluates and makes decisions about resource allocations within our business:

•
 Supply Chain.This reportable business segment includes all revenues related to applications and services sold to customers in the supply chain management market. The majority of our products are specifically designed to provide customers with one synchronized view of product demand while managing the flow and allocation of materials, information, finances and other resources across global supply chains, from manufacturers to distribution centers and transportation networks to the retail store and consumer (collectively, the "Supply Chain").

•
Pricing and Revenue Management. This reportable business segment includes all revenues related to applications and services sold to customers in service industries such as travel, transportation, hospitality, media and telecommunications. The Pricing and Revenue Management segment is centrally managed by a team that has global responsibilities for this market.

A summary of the revenues, operating income and depreciation attributable to each of these reportable business segments for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Supply Chain	$156,916	$152,931	$316,242	$278,164
Pricing and Revenue Management	5,494	5,442	9,774	11,840
	$162,410	$158,373	$326,016	$290,004
Operating Income (Loss):
Supply Chain	$45,562	$52,638	$95,121	$92,542
Pricing and Revenue Management	(96)	(453)	(516)	154
Other (see below)	(26,345)	(35,129)	(21,193)	(75,893)
	$19,121	$17,056	$73,412	$16,803
Depreciation:
Supply Chain	$3,198	$2,634	$6,395	$5,063
Pricing and Revenue Management	208	148	375	364
	$3,406	$2,782	$6,770	$5,427
Other:
General and administrative	$16,314	$19,801	$38,402	$37,498
Amortization of intangible assets	9,592	9,915	19,310	18,481
Restructuring charge and adjustments to acquisition-related reserves	439	4,548	981	12,306
Acquisition-related costs	—	865	—	7,608
Litigation settlement	—	—	(37,500)	—
	$26,345	$35,129	$21,193	$75,893

Operating income in the Supply Chain and Pricing and Revenue Management reportable business segments includes direct expenses for software licenses, maintenance services, service revenues, and product development expenses, as well as allocations for sales and marketing expenses, occupancy costs, depreciation expense and amortization of acquired software technology. The Other caption includes general and administrative expenses and other charges that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segment.
Critical Accounting Policies
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management has discussed the development, selection and disclosure of significant estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. During the three and six months ended June 30, 2011, there were no significant changes in our critical accounting policies and estimates compared to those set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

Liquidity and Capital Resources
Liquidity
Historically, we have financed our operations primarily through product and services sales and debt securities. Our cash outflows have generally been as follows: cash used in operating activities such as product development programs, sales and marketing activities, compensation and benefits of our employees, capital expenditures for core IT infrastructure and for equipment used to support our managed services offering and other working capital needs; cash paid for acquisitions; cash paid for litigation activities and settlements; and cash used for interest payments on our debt obligations.
As of June 30, 2011, we had cash, cash equivalents, and restricted cash of approximately $293.2 million. Additionally, in March 2011, we secured a $100.0 million line of credit that we have not drawn upon to date. See Note 6 to our condensed consolidated financial statements for further information. We anticipate that our existing capital resources, along with the cash to be generated from operations and our existing line of credit will enable us to maintain currently planned operations, acquisitions, debt repayments and capital expenditures for the foreseeable future. In addition, we believe these resources are adequate, if necessary, to pay the entire Dillard's litigation judgment. However, this expectation is based on our current operating and financing plans, which are subject to change, and therefore we could require additional funding. Factors that may cause us to require additional funding may include, but are not limited to future acquisitions, litigation matters and other factors.
Cash Flows
Operating activities provided cash of $94.2 million and $9.6 million during the six months ended June 30, 2011 and 2010, respectively. The increase in cash flow is due primarily to a $52.0 million increase in the current period net income of which $37.5 million was due to a favorable litigation settlement. Changes in working capital utilized approximately $6.8 million of cash in the six months ended June 30, 2011 and utilized approximately $29.7 million of cash in the six months ended June 30, 2010, due primarily to the timing and payment of accounts receivable and accounts payable as well as decreases in deferred revenue. Net accounts receivable were $127.5 million, or 71 days sales outstanding ("DSO"), at June 30, 2011 compared to $102.1 million, or 54 days DSO, at December 31, 2010. DSO results can fluctuate significantly on a quarterly basis due to a number of factors including the timing of annual maintenance renewals, seasonality, the percentage of total revenues that comes from software license sales which may have installment payment terms, shifts in customer buying patterns, the timing of customer payments, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.
Investing activities used $8.7 million and provided $55.0 million of cash during the six months ended June 30, 2011 and 2010, respectively. Investing activities in 2011 primarily related to the purchase of property and equipment while 2010 included activities associated with the acquisition of i2.
Financing activities used $2.1 million and provided $7.9 million of cash during the six months ended June 30, 2011 and 2010, respectively. Financing activities include proceeds from the issuance of common stock under our stock plans and the repurchase of shares tendered by employees for payment of applicable statutory withholding taxes on the issuance of restricted stock. Additionally, in 2011, we used $1.7 million in cash associated with our debt issuance costs on our new $100.0 million line of credit.
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
Other Recent Accounting Pronouncements
In September 2009, FASB issued an amendment to its accounting guidance on certain revenue arrangements with multiple deliverables in sections 605 and 985 of the Codification that enables a vendor to account for products and services (deliverables) separately rather than as a combined unit. The revised guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) management's best estimate of selling price. This guidance also eliminates the residual method of allocation and requires that the arrangement consideration be allocated at the inception of the arrangement to all deliverables. In addition, this guidance significantly expands required disclosures related to such revenue arrangements that have multiple deliverables.

The revised guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. We adopted the new guidance as of January 1, 2011 and it did not have a material impact on our results of operations for the six months ended June 30, 2011.

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

Item 4: Controls and Procedures
Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. The phrase "disclosure controls and procedures"; is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act") and refers to those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (the "Commission") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on June 30, 2011 were effective to ensure that information required to be disclosed in our reports to be filed under the Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding disclosures and is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.
Changes in Internal Control Over Financial Reporting. The term "internal control over financial reporting"; is defined under Rule 13a-15(f) of the Act and refers to the process of a company that is designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.
There were no changes in our internal controls over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We operate sizable offshore centers in Hyderabad and Bangalore, collectively referred to as our Center of Excellence ("CoE"). Our CoE contains over one third of our entire associate base undertaking a broad range of activities including product development, customer support and implementation consulting services. We may encounter certain difficulties operating our CoE, such as:

•	difficulty providing the onshore/offshore mix of services required to achieve our consulting gross margin objectives;

•	face quality or customer satisfaction issues;

•	lose competitive advantage due to elevated wage inflation or unfavorable taxation policies;

•	experience elevated unplanned associate attrition;

•	experience disruptions in operations due to local political instability, terrorist activities or unreliable local infrastructure;

•	experience negative impacts on our business due to local laws and regulatory changes; and

•	inability to hire or retain sufficient personnel with the necessary skill sets to meet our needs in a timely manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Not applicable

Item 3. Defaults Upon Senior Securities - Not applicable

Item 4. Reserved

Item 5. Other Information - Not applicable

Item 6. Exhibits - See Exhibits Index

JDA SOFTWARE GROUP, INC.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDA SOFTWARE GROUP, INC.
Dated:	August 9, 2011	By:	/s/ Hamish N. Brewer
Hamish N. Brewer
President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Peter S. Hathaway
Peter S. Hathaway
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Item 5. Exhibits

Exhibit #		Description of Document

3.1	—
Third Restated Certificate of Incorporation of the Company, as amended through July 14, 2010. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed on August 9, 2010).

3.2	—
Amended and Restated Bylaws of JDA Software Group, Inc. (as amended through April 22, 2010) (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated April 22, 2010, as filed on April 28, 2010).

3.3	—
Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc filed with the Secretary of State of the State of Delaware on July 5, 2006. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated July 5, 2006, as filed on July 6, 2006).

3.4	—
Certificate of Correction filed to correct a certain error in the Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc. filed with the Secretary of State of the State of Delaware on July 5, 2006. (Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed on November 9, 2006).

4.1	—	Specimen Common Stock Certificate of JDA Software Group, Inc. (Incorporated by reference the Company's Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996).

4.2	—
8.0% Senior Notes Due 2014 Indenture dated as of December 10, 2009 among JDA Software Group, Inc., the Guarantors, and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 10, 2009, as filed on December 11, 2009).

4.3	—
Supplemental Indenture dated as of January 28, 2010 among JDA Software Group, Inc., i2 Technologies, Inc., i2 Technologies US, Inc., the Guarantors and U.S. Bank National Association, as trustee (Incorporation by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4 (File No. 333-167429), as filed on September 9, 2010).

10.1(1)	—	Executive Employment Agreement between Thomas Dziersk and JDA Software Group, Inc. dated April 26, 2011 (Filed herewith).

10.2(1)	—	Executive Employment Agreement between David King and JDA Software Group, Inc. dated April 26, 2011 (Filed herewith).

31.1	—	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith).

31.2	—	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith).

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

101.INS*		XBRLInstance Document

101.SCH*		XBRL Schema Document

101.CAL*		XBRL Calculation Linkbase Document

101.DEF*		XBRL Definition Linkbase Document

101.LAB*		XBRL Labels Linkbase Document

101.PRE*		XBRL Presentation Linkbase Document
_______________________

(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibits 101 hereto are deemed (A) not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and (B) not filed for purposed of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.