Form 10-Q
period 2011-09-30
JDA SOFTWARE GROUP INC
filed 2011-10-31
CIK 1006892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 42,550,546 as of October 24, 2011.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$289,658	$171,618
Restricted cash	37,148	34,855
Accounts receivable, net	118,379	102,118
Deferred tax assets—current portion	42,880	43,753
Prepaid expenses and other current assets	39,155	27,723
Total current assets	527,220	380,067
Non-Current Assets:
Property and equipment, net	44,954	47,447
Goodwill	226,863	226,863
Other intangibles, net	153,134	187,398
Deferred tax assets—long-term portion	241,606	255,386
Other non-current assets	17,069	16,367
Total non-current assets	683,626	733,461
Total Assets	$1,210,846	$1,113,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,381	$21,092
Accrued expenses and other liabilities	96,813	83,938
Income taxes payable	1,652	318
Deferred revenue—current portion	114,925	88,055
Total current liabilities	221,771	193,403
Non-Current Liabilities:
Long-term debt	273,077	272,695
Accrued exit and disposal obligations	4,220	7,360
Liability for uncertain tax positions	4,218	6,873
Deferred revenue—long-term portion	5,147	9,090
Total non-current liabilities	286,662	296,018
Total Liabilities	508,433	489,421
Stockholders’ Equity:
Common stock	447	439
Additional paid-in capital	569,175	550,177
Retained earnings	164,182	91,732
Accumulated other comprehensive income	996	8,980
Treasury stock	(32,387)	(27,221)
Total stockholders’ equity	702,413	624,107
Total liabilities and stockholders’ equity	$1,210,846	$1,113,528

 See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUES:
Software licenses	$33,139	$16,276	$91,534	$72,865
Subscriptions and other recurring revenues	3,738	5,758	12,582	15,851
Maintenance services	68,261	64,186	199,129	181,840
Product revenues	105,138	86,220	303,245	270,556
Consulting services	60,392	65,947	177,069	164,204
Reimbursed expenses	6,033	6,276	17,265	13,687
Service revenues	66,425	72,223	194,334	177,891
Total revenues	171,563	158,443	497,579	448,447
COST OF REVENUES:
Cost of software licenses	1,009	1,103	3,139	3,020
Amortization of acquired software technology	1,726	1,833	5,393	5,212
Cost of maintenance services	13,704	12,932	42,362	39,192
Cost of product revenues	16,439	15,868	50,894	47,424
Cost of consulting services	44,821	48,976	138,998	124,987
Reimbursed expenses	6,033	6,276	17,265	13,687
Cost of service revenues	50,854	55,252	156,263	138,674
Total cost of revenues	67,293	71,120	207,157	186,098
GROSS PROFIT	104,270	87,323	290,422	262,349
OPERATING EXPENSES:
Product development	18,946	17,373	58,889	54,131
Sales and marketing	26,144	20,258	77,748	65,830
General and administrative	16,018	17,546	54,420	55,044
Amortization of intangibles	9,562	9,966	28,872	28,447
Restructuring charges	768	4,172	1,749	16,478
Acquisition-related costs	—	473	—	8,081
Litigation settlement	—	—	(37,500)	—
Total operating expenses	71,438	69,788	184,178	228,011
OPERATING INCOME	32,832	17,535	106,244	34,338
Interest expense and amortization of loan fees	6,435	6,169	19,085	18,437
Interest income and other, net	(521)	(558)	(2,672)	(1,039)
INCOME BEFORE INCOME TAXES	26,918	11,924	89,831	16,940
Income tax provision	10,115	3,651	17,381	5,069
NET INCOME	$16,803	$8,273	$72,450	$11,871
Basic net income per common share	$0.40	$0.20	$1.71	$0.29
Diluted net income per common share	$0.39	$0.20	$1.70	$0.29
Shares used in computing basic net income per common share	42,511	41,774	42,334	40,939
Shares used in computing diluted net income per common share	42,795	42,234	42,715	41,517
  See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$16,803	$8,273	$72,450	$11,871
Other comprehensive income:
Foreign currency translation (losses) gains, net of tax	(8,075)	8,014	(4,958)	3,733
Unrealized losses on cash flow hedges, net of tax	(2,856)	—	(3,026)	—
Net change in other comprehensive income	(10,931)	8,014	(7,984)	3,733
Comprehensive income	$5,872	$16,287	$64,466	$15,604

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating Activities:
Net income	$72,450	$11,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,261	43,029
Provision for doubtful accounts	—	999
Amortization of loan fees	1,739	1,412
Net gain on disposal of property and equipment	24	(8)
Stock-based compensation	13,073	8,834
Deferred income taxes	14,652	(121)
Changes in assets and liabilities, net of effects from business acquisition:
Accounts receivable	(17,674)	1,281
Income tax receivable	(3,430)	2,225
Prepaid expenses and other assets	(9,342)	(12,948)
Accounts payable	(13,817)	8,810
Accrued expenses and other liabilities	11,185	(15,837)
Income tax payable	(1,436)	(5,427)
Deferred revenue	20,935	(5,127)
Net cash provided by operating activities	132,620	38,993
Investing Activities:
Change in restricted cash	(2,293)	277,554
Purchase of i2 Technologies, Inc.	—	(213,427)
Payment of direct costs related to acquisitions	(2,579)	(2,749)
Purchase of property and equipment	(7,625)	(14,785)
Proceeds from disposal of property and equipment	51	631
Net cash (used in) provided by investing activities	(12,446)	47,224
Financing Activities:
Issuance of common stock—equity plans	5,261	13,836
Purchase of treasury stock and other, net	(5,166)	(4,645)
Conversion of warrants	671	—
Debt issuance costs	(1,727)	—
Net cash (used in) provided by financing activities	(961)	9,191
Effect of exchange rates on cash and cash equivalents	(1,173)	988
Net increase in cash and cash equivalents	118,040	96,396
Cash and Cash Equivalents, Beginning of Period	171,618	75,974
Cash and Cash Equivalents, End of Period	$289,658	$172,370
Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$9,709	$10,403
Cash paid for interest	$11,029	$13,681
Cash received for income tax refunds	$1,320	$1,553

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of JDA Software Group, Inc. ("JDA", "we" or the "Company") have been prepared in accordance with the FASB Standard Accounting Codification ("Codification"), which is the authoritative source of generally accepted accounting principles ("GAAP") for nongovernmental entities in the United States. The interim financial statements do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.
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
The forward contract receivables (payables) are included in the consolidated balance sheets under the captions "Prepaid expenses and other current assets "and" Accrued expenses and other liabilities," respectively. The notional values represent the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. Net foreign currency exchange gains (losses) are included in the Condensed Consolidated Statements of Income under the caption "Interest income and other, net."

Derivative Instruments in the Condensed Consolidated Balance Sheets
The gross notional and fair value of derivative financial instruments in the Condensed Consolidated Balance Sheets were recorded as follows:

	September 30, 2011			December 31, 2010
	Gross Notional	Prepaid Expenses and Other Current Assets	Accrued Expenses and Other Liabilities	Gross Notional	Prepaid Expenses and Other Current Assets	Accrued Expenses and Other Liabilities
Foreign currency forward contract not designated as hedging instruments	$77,533	$—	$2,695	$68,788	$691	$—
Foreign currency forward contract designated as hedging instruments	$31,578	$—	$1,857	$30,701	$440	$—
Effects of Derivative Instruments on Income and Other Comprehensive Income
The before-tax effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Gain (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2011	2010	2011	2010
Foreign exchange contracts not designated as hedges	Interest income and other, net	$(2,585)	$3,983	$(1,061)	$2,088
The before-tax effect of derivative instruments in cash flow hedging for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)			Gain (Loss) Recognized in Income Derivative (Ineffective portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2011	2010	Location	2011	2010	Location	2011	2010
Foreign exchange contracts designated as hedges	$(2,856)	$—	General and administration	$54	$—	Interest income and other, net	$383	$—

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)			Gain (Loss) Recognized in Income Derivative (Ineffective portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Location	2011	2010	Location	2011	2010
Foreign exchange contracts designated as hedges	$(3,026)	$—	General and administration	$120	$—	Interest income and other, net	$1,496	$—

3. Goodwill and Other Intangibles, net
Goodwill consists of the following:

	September 30, 2011	December 31, 2010
Gross goodwill	$236,576	$236,576
Accumulated impairment losses	(9,713)	(9,713)
Goodwill, net	$226,863	$226,863

Other identifiable intangibles consist of the following:

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer-based	$257,983	$(146,503)	$111,480	$257,983	$(119,835)	$138,148
Technology-based	90,147	(58,046)	32,101	90,147	(52,654)	37,493
Marketing-based	19,491	(9,938)	9,553	19,491	(7,734)	11,757
Other amortized intangible assets, net	$367,621	$(214,487)	$153,134	$367,621	$(180,223)	$187,398

Goodwill. We had no indication of impairment of our goodwill balances during the nine months ended September 30, 2011 and the next annual impairment test will be performed in fourth quarter 2011. As of September 30, 2011, the goodwill balance has been allocated to our reporting units as follows: $223.3 million to Supply Chain and $3.7 million to Pricing and Revenue Management.
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
Amortization expense is reported in the consolidated statements of operations within cost of revenues under the caption "Amortization of acquired software technology" and in operating expenses under the caption "Amortization of intangibles." As of September 30, 2011 we expect amortization expense for the remainder of 2011 and thereafter to be as follows:

Amortization
For the Year Ending December 31,	Expense
2011, remainder thereof	$11,253
2012	44,929
2013	44,240
2014	27,352
2015	13,006
Thereafter	12,354
Total	$153,134

4. Restructuring Reserves
2010 Restructuring Plan
We recorded restructuring charges of $21.0 million in 2010 primarily for termination benefits, office closures and contract terminations associated with the acquisition of i2 Technologies, Inc. ("i2") and the continued transition of additional on-shore activities to our Center of Excellence ("CoE") facilities. The charges include $14.1 million for termination benefits related to a workforce reduction of approximately 200 associates primarily in general and administrative, sales and marketing and product development positions primarily in the Americas. In addition, the charges include $6.9 million for estimated costs to close and integrate redundant office facilities and for the integration of information technology and termination of certain i2 contracts that have no future economic benefit to the Company and are incremental to the other costs that will be incurred by the combined Company. We recorded restructuring charges of $0.8 million and $1.7 million in the three and nine months ended September 30, 2011, respectively. As of September 30, 2011, approximately $17.5 million of the costs associated with these restructuring charges have been paid and $1.6 million is included under the caption "Accrued expenses and other liabilities" and $1.1 million is included under the caption "Accrued exit and disposal obligations".
A summary of the restructuring charges is as follows:

	Initial	Cash	Non-Cash	Impact of Changes in Exchange	Balance	Additions	Cash	Non-Cash	Impact of Changes in Exchange	Balance
Description of charge	Reserve	Charges	Settlements	Rates	December 31, 2010	to Reserves	Charges	Settlements	Rates	September 30, 2011
Termination benefits	$14,098	$(13,246)	$—	$89	$941	$1,240	$(2,002)	$—	$(19)	$160
Office closures and other restructuring	5,380	(1,760)	(376)	65	3,309	159	(527)	(399)	6	2,548
Total	$19,478	$(15,006)	$(376)	$154	$4,250	$1,399	$(2,529)	$(399)	$(13)	$2,708

The balance in the reserve for office closures is primarily related to redundant office facility leases in Dallas, Texas and the United Kingdom and will be reduced as payments are made over the related lease terms that extend through 2014.

5. Acquisition Reserves
We recorded initial acquisition reserves of $47.4 million for restructuring charges and other direct costs associated with the acquisition of Manugistics in 2006. The restructuring charges were primarily related to facility closures, employee severance and termination benefits and other direct costs associated with the acquisition, including investment banker fees, change-in-control payments, and legal and accounting costs. The unused portion of the acquisition reserves at September 30, 2011 includes $5.1 million of current liabilities under the caption "Accrued expenses and other liabilities" and $4.2 million of non-current liabilities under the caption "Accrued exit and disposal obligations." A summary of the charges and adjustments recorded against the reserves is as follows:

	Initial	Adjustments	Cash	Impact of Changes in Exchange	Balance	Additions	Cash	Impact of Changes in Exchange	Balance
Description of charge	Reserve	to Reserves	Charges	Rates	December 31, 2010	to Reserves	Charges	Rates	September 30, 2011
Acquisition reserves:
Office closures, lease termination and sublease costs	$29,212	$567	$(19,361)	$(844)	$9,574	$—	$(2,579)	$(10)	$6,985
Employee severance and termination benefits	3,607	(840)	(2,842)	75	—	—	—	—	—
IT projects, contract termination penalties, capital lease buyouts and other costs to exits activities of Manugistics	1,450	222	(1,672)	—	—	—	—	—	—
	34,269	(51)	(23,875)	(769)	9,574	—	(2,579)	(10)	6,985
Direct costs:	13,125	6	(13,131)	—	—	—	—	—	—
Total	$47,394	$(45)	$(37,006)	$(769)	$9,574	$—	$(2,579)	$(10)	$6,985

The balance in the reserve for office closures, lease termination and sublease costs is primarily related to office facility leases in Rockville, Maryland and the United Kingdom and will be reduced as payments are made over the related lease terms that extend through 2018.
In 2010 in connection with our acquisition of i2, we assumed an unfavorable lease of $1.2 million for the Dallas, Texas office which was recorded in the purchase price allocation at December 31, 2010. As of September 30, 2011, $0.3 million remains in current liabilities under the caption of "Accrued expenses and other liabilities" and $0.4 million remains in non-current liabilities under the caption "Accrued exit and disposal obligations."

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
Interest on the outstanding balance will accrue on outstanding loans under the Credit Agreement at a floating rate based on, at the Company's election, (i) LIBOR (subject to reserve requirements) or (ii) the greatest of (a) the Federal Funds Rate plus 1/2%, (b) three-month LIBOR plus 1% and (c) Wells Fargo Bank, National Association's prime rate (such greatest rate, the "Base Rate"), in each case, plus an applicable margin. The applicable margins with respect to LIBOR-based loans and Base Rate loans are 2.0% and 1.0%, respectively, and may increase or decrease based on the Company's total leverage ratio.
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
As previously reported, on June 15, 2010, a jury in the District Court of the State of Texas, County of Dallas, returned an adverse verdict in the litigation between Dillard's, Inc. and i2. On September 30, 2010, the trial court signed a judgment awarding Dillard's $237 million, plus post-judgment interest of 5% per annum. On October 4, 2010, i2 posted a $25 million supersedeas bond. By posting the bond, under Texas law, the execution of the judgment was suspended, which means the judgment will not have to be paid during the appeals process. On December 2, 2010, we met with Dillard's for a mediation session. During that mediation session, settlement offers were exchanged, but no agreement was reached. Therefore, on December 23, 2010 i2 filed a Notice of Appeal with the Dallas Court of Appeals. The appeals process is not expected to be resolved prior to the end of 2011. It is possible that the Company may participate in additional mediation sessions in the future. There can be no assurance that the appeals or any mediation process will be successful or that the litigation will be settled on terms acceptable to JDA.
The Company will accrue an estimated loss from this matter if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In evaluating the probability of an unfavorable outcome in this litigation we have considered (a) the nature of the litigation and claim, (b) the progress in the case, (c) the opinions of legal counsel and other advisors, (d) the experience of the Company and others in similar cases, (e) how management intends to respond in the event an unfavorable final judgment is returned by the trial court and (f) settlement discussions. We currently estimate the potential loss for this matter to range between $19 million (the highest settlement offer exchanged) and $237 million (representing a maximum award for lost profits, punitive damages and pre-judgment interest), plus post-judgment interest. Any revised result that may be achieved through the appeals process, which could be lengthy, could result in multiple potential outcomes within this range. Management has determined that the best estimate of the potential outcome of this matter is $19.0 million, of which $5.0 million was recorded on the opening balance sheet of i2 following JDA's acquisition of i2 in January 2010 and $14.0 million was recorded in December 2010 in the Consolidated Statements of Income under the caption "Litigation provision" and in the Consolidated Balance Sheets under the caption "Accrued expenses and other liabilities."
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
Sky Technologies LLC v. JDA Software Group, et al.
On May 11, 2011, Sky Technologies LLC (“Sky”) filed a  lawsuit for patent infringement against the Company and a number of other entities, including Microsoft, Siemens and Dassault Systemes, in the United States District Court for the District of Massachusetts (No. 6:11-cv-10833-WGY) alleging patent infringement of a number of patents.  On October 17, 2011, Sky filed an amended complaint alleging that the Company infringes U.S. Patent No. 6,141,653 (the ' 653 Patent") by making and or selling its Transportation Logistics Management (TLM) and Supplier Relationship Management (SRM) modules, which Sky alleges contain elements of the claims of the '653 Patent describing and disclosing a multivariate or automated negotiations engine. Sky also alleges that the Company makes other modules that when integrated with TLM or SRM allegedly infringe claims of the '653 Patent, and purports to accuse certain products or solutions acquired from Manugistics in 2006 of infringement as well. In response to Sky's amended complaint, on October 17, 2011 the Company filed counterclaims against Sky, alleging that Sky breached the terms of a Settlement and License Agreement entered into between Sky and i2 Technologies, Inc. in 2005.  This litigation is in its preliminary stages, and no estimate of its potential outcome can be made at this time.

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
In January 2011, the Board approved a stock-based incentive program for 2011 ("2011 Performance Program"). The 2011 Performance Program provides for the issuance of contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we are able to achieve a defined adjusted EBITDA performance threshold goal in 2011. A partial pro-rata issuance of performance share awards will be made if we achieve a minimum adjusted EBITDA performance threshold. The 2011 Performance Program initially provides for the issuance of up to approximately 0.7 million of targeted contingently issuable performance share awards. The performance share awards, if any, will be issued after approval by our compensation committee following the issuance of our 2011 audited financial results in early 2012 and will vest 50% upon the date of issuance with one-half of the remaining 50% vesting on each of the next two anniversaries of the initial vest date. Our performance against the defined performance threshold goal will be evaluated on a quarterly basis throughout 2011 and share-based compensation will be recognized over the requisite service periods that run from the date of board approval through February 2014. Although all necessary service and performance conditions have not been met through September 30, 2011, based on the nine months ended September 30, 2011 results and the outlook for the remainder of 2011, management has determined that it is probable the Company will achieve its minimum adjusted EBITDA performance threshold.
The Company has recognized stock-based compensation as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of maintenance services	$168	$126	$509	$403
Cost of consulting services	526	401	1,708	1,179
Product development	437	204	1,673	710
Sales and marketing	611	542	3,471	2,292
General and administrative	1,277	992	5,712	4,250
Total stock-based compensation expense	$3,019	$2,265	$13,073	$8,834

9. Income Taxes
For the nine months ended September 30, 2011, income taxes were calculated using the liability method. The provision for income taxes reflects the Company's estimate of the effective rate expected to be applicable for the full fiscal year, adjusted by any discrete events, which are reported in the period in which they occur. This estimate is re-evaluated each quarter based on our estimated tax expense for the year.
We recorded an income tax provision of $10.1 million and $3.7 million for the three months ended September 30, 2011 and 2010, respectively, representing effective income tax rates of 38% and 31%, respectively. We recorded an income tax provision of $17.4 million and $5.1 million for the nine months ended September 30, 2011 and 2010, respectively, representing effective income tax rates of 19% and 30%, respectively. Our effective income tax rate during the three and nine months ended September 30, 2010 differs from the 35% statutory rate primarily due to the changes in our liability for uncertain tax positions, state income taxes (net of federal benefit), the effect of foreign operations and items not deductible for tax, including those related to certain costs the Company incurred in connection with the acquisition of i2 Technologies, Inc. during first quarter 2010. Our effective income tax rate during the three and nine months ended September 30, 2011 differs from our statutory rate of 35% primarily due to the mix of revenue by jurisdiction, state income taxes (net of federal benefit) and the tax benefits related to a specified tax deduction that offsets a substantial portion of our litigation settlements received in the first quarter as well as settlement of foreign tax liabilities in the second quarter 2011.
As of September 30, 2011 approximately $12.3 million of unrecognized tax benefits would impact our effective tax rate if recognized. It is reasonably possible that approximately $4.9 million of unrecognized tax benefits will be recognized within the next twelve months. We have placed a valuation allowance against the Arizona research and development credit as well as certain State net operating losses as we do not expect to be able to utilize them prior to their expiration.
We treat interest and penalties related to uncertain tax positions as a component of income tax expense. We have accrued interest and penalties related to uncertain tax positions of $0.3 million and $0.2 million in the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and December 31, 2010 there are approximately $3.4 million and $3.0 million, respectively, of interest and penalty accruals related to uncertain tax positions which are reflected in the consolidated balance sheet under the caption "Liability for uncertain tax positions." To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision.
We conduct business globally and, as a result, JDA Software Group, Inc. or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subjected to examination by taxing authorities throughout the world, including the United States, the United Kingdom, and India. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2004 due to the expiration of the statute of limitations. We are currently under audit by the Internal Revenue Service for the 2010 tax year and various other years in India. The finalization of these audits has not yet occurred; however, we do not anticipate any material adjustments.
We have participated in the Internal Revenue Service's Compliance Assurance Program (“CAP”) since 2007. The CAP program was developed by the Internal Revenue Service to allow for transparency and to remove uncertainties in tax compliance. The Internal Revenue Service has completed their audit of our tax returns prior to 2009 and no material adjustments have been made as a result of these examinations.

10. Earnings per Share
The dilutive effect of all outstanding stock options is included in the diluted earnings per share calculations for 2011 using the treasury stock method as there were no stock options that had grant prices in excess of the average stock price for the three and nine months ended September 30, 2011, respectively.
Earnings per share for three and nine months ended September 30, 2011 and 2010 are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net income	$16,803	$8,273	$72,450	$11,871
Denominator:
Shares used in computing basic earnings per share	42,511	41,774	42,334	40,939
Dilutive common stock equivalents	284	460	381	578
Shares used in computing diluted earnings per share	42,795	42,234	42,715	41,517
Basic earnings per share	$0.40	$0.20	$1.71	$0.29
Diluted earnings per share	$0.39	$0.20	$1.70	$0.29

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

A summary of the revenues, operating income and depreciation attributable to each of these reportable business segments for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Supply Chain	$165,298	$153,706	$481,540	$431,870
Pricing and Revenue Management	6,265	4,737	16,039	16,577
	$171,563	$158,443	$497,579	$448,447
Operating Income (Loss):
Supply Chain	$57,923	$50,435	$153,043	$142,977
Pricing and Revenue Management	1,257	(743)	742	(589)
Other (see below)	(26,348)	(32,157)	(47,541)	(108,050)
	$32,832	$17,535	$106,244	$34,338
Depreciation:
Supply Chain	$3,132	$2,708	$9,692	$7,769
Pricing and Revenue Management	95	145	305	512
	$3,227	$2,853	$9,997	$8,281
Other:
General and administrative	$16,018	$17,546	$54,420	$55,044
Amortization of intangible assets	9,562	9,966	28,872	28,447
Restructuring charge and adjustments to acquisition-related reserves	768	4,172	1,749	16,478
Acquisition-related costs	—	473	—	8,081
Litigation settlement	—	—	(37,500)	—
	$26,348	$32,157	$47,541	$108,050

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
The following tables present condensed consolidating balance sheets as of September 30, 2011 and December 31, 2010, and condensed consolidating statements of income for the three and nine months ended September 30, 2011 and 2010, and condensed consolidating statements of cash flow for the nine months ended September 30, 2011 and 2010 for (i) JDA Software Group, Inc. - the parent company and issuer of the Senior Notes, (ii) the guarantor subsidiaries on a combined basis, (iii) the non-guarantor subsidiaries on a combined basis, (iv) elimination adjustments, and (v) total consolidating amounts. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein as well as in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on form 10-K for the year ended December 31, 2010.

Unaudited Condensed Consolidating Balance Sheets
September 30, 2011
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$150,114	$99,556	$39,988	$—	$289,658
Restricted cash	—	36,247	901	—	37,148
Account receivable, net	—	86,248	32,131	—	118,379
Deferred tax assets—current portion	—	40,081	2,799	—	42,880
Prepaid expenses and other current assets	6,566	18,276	14,313	—	39,155
Total current assets	156,680	280,408	90,132	—	527,220
Non-Current Assets:
Property and equipment, net	—	38,627	6,327	—	44,954
Goodwill	—	226,863	—	—	226,863
Other intangibles, net	—	153,134	—	—	153,134
Deferred tax assets—long-term portion	—	232,578	9,028	—	241,606
Other non-current assets	6,015	231	10,823	—	17,069
Investment in subsidiaries	262,535	32,548	9,863	(304,946)	—
Inter-company accounts	558,749	(583,530)	24,781	—	—
Total non-current assets	827,299	100,451	60,822	(304,946)	683,626
Total Assets	$983,979	$380,859	$150,954	$(304,946)	$1,210,846
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$6,735	$1,646	$—	$8,381
Accrued expenses and other liabilities	8,489	58,889	29,435	—	96,813
Income taxes payable	—	169	1,483	—	1,652
Deferred revenue—current portion	—	84,491	30,434	—	114,925
Total current liabilities	8,489	150,284	62,998	—	221,771
Non-Current Liabilities:
Long-term debt	273,077	1,417	—	—	273,077
Accrued exit and disposal obligations	—	2,616	2,803	—	4,220
Liability for uncertain tax positions	—	5,147	1,602	—	4,218
Deferred revenue—long-term portion	—	—	—	—	5,147
Total non-current liabilities	273,077	9,180	4,405	—	286,662
Total Liabilities	281,566	159,464	67,403	—	508,433
Stockholders’ Equity	702,413	221,395	83,551	(304,946)	702,413
Total Liabilities and Stockholders’ Equity	$983,979	$380,859	$150,954	$(304,946)	$1,210,846

Condensed Consolidating Balance Sheets
December 31, 2010
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$133,631	$37,987	$—	$171,618
Restricted cash	—	34,021	834	—	34,855
Account receivable, net	—	79,886	22,232	—	102,118
Income tax receivable	9,098	(8,685)	(413)	—	—
Deferred tax assets—current portion	—	41,512	2,241	—	43,753
Prepaid expenses and other current assets	440	18,914	8,369	—	27,723
Total current assets	9,538	299,279	71,250	—	380,067
Non-Current Assets:
Property and equipment, net	—	40,147	7,300	—	47,447
Goodwill	—	226,863	—	—	226,863
Other intangibles, net	—	187,398	—	—	187,398
Deferred tax assets—long-term portion	—	243,837	11,549	—	255,386
Other non-current assets	5,636	135	10,596	—	16,367
Investment in subsidiaries	185,168	49,547	(7,111)	(227,604)	—
Inter-company accounts	697,438	(724,996)	27,558	—	—
Total non-current assets	888,242	22,931	49,892	(227,604)	733,461
Total Assets	$897,780	$322,210	$121,142	$(227,604)	$1,113,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$18,892	$2,200	$—	$21,092
Accrued expenses and other liabilities	978	54,931	28,029	—	83,938
Income taxes payable	—	(379)	697	—	318
Deferred revenue—current portion	—	64,265	23,790	—	88,055
Total current liabilities	978	137,709	54,716	—	193,403
Non-Current Liabilities:
Long-term debt	272,695	—	—	—	272,695
Accrued exit and disposal obligations	—	3,997	3,363	—	7,360
Liability for uncertain tax positions	—	4,071	2,802	—	6,873
Deferred revenue—long-term portion	—	9,090	—	—	9,090
Total non-current liabilities	272,695	17,158	6,165	—	296,018
Total Liabilities	273,673	154,867	60,881	—	489,421
Stockholders’ Equity	624,107	167,343	60,261	(227,604)	624,107
Total Liabilities and Stockholders’ Equity	$897,780	$322,210	$121,142	$(227,604)	$1,113,528

Unaudited Condensed Consolidating Statements of Income
Three Months Ended September 30, 2011
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Software licenses	$—	$33,073	$66	$—	$33,139
Subscriptions and other recurring revenues	—	3,738	—	—	3,738
Maintenance services	—	47,929	20,332	—	68,261
Product revenues	—	84,740	20,398	—	105,138
Consulting services	—	37,462	22,930	—	60,392
Reimbursed expenses	—	3,763	2,270	—	6,033
Service revenues	—	41,225	25,200	—	66,425
Total revenues	—	125,965	45,598	—	171,563
COST OF REVENUES:
Cost of software licenses	—	1,009	—	—	1,009
Amortization of acquired software technology	—	1,726	—	—	1,726
Cost of maintenance services	—	8,565	5,139	—	13,704
Cost of product revenues	—	11,300	5,139	—	16,439
Cost of consulting services	—	27,004	17,817	—	44,821
Reimbursed expenses	—	3,763	2,270	—	6,033
Cost of service revenues	—	30,767	20,087	—	50,854
Total cost of revenues	—	42,067	25,226	—	67,293
GROSS PROFIT	—	83,898	20,372	—	104,270
OPERATING EXPENSES:
Product development	—	11,352	7,594	—	18,946
Sales and marketing	—	15,781	10,363	—	26,144
General and administrative	(54)	12,140	3,932	—	16,018
Amortization of intangibles	—	9,562	—	—	9,562
Restructuring charges	—	370	398	—	768
Total operating expenses	(54)	49,205	22,287	—	71,438
OPERATING INCOME (LOSS)	54	34,693	(1,915)	—	32,832
Interest expense and amortization of loan fees	(6,248)	(137)	(50)	—	(6,435)
Interest income and other, net	(108)	(5,838)	6,467	—	521
Income tax provision	2,395	(12,146)	(364)	—	(10,115)
Equity in earnings of subsidiaries, net	20,710	1,728	—	(22,438)	—
NET INCOME (LOSS)	$16,803	$18,300	$4,138	$(22,438)	$16,803

Unaudited Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2011
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Software licenses	$—	$91,468	$66	$—	$91,534
Subscriptions and other recurring revenues	—	12,582	—	—	12,582
Maintenance services	—	139,672	59,457	—	199,129
Product revenues	—	243,722	59,523	—	303,245
Consulting services	—	118,429	58,640	—	177,069
Reimbursed expenses	—	11,012	6,253	—	17,265
Service revenues	—	129,441	64,893	—	194,334
Total revenues	—	373,163	124,416	—	497,579
COST OF REVENUES:
Cost of software licenses	—	3,139	—	—	3,139
Amortization of acquired software technology	—	5,393	—	—	5,393
Cost of maintenance services	—	26,929	15,433	—	42,362
Cost of product revenues	—	35,461	15,433	—	50,894
Cost of consulting services	—	87,829	51,169	—	138,998
Reimbursed expenses	—	11,012	6,253	—	17,265
Cost of service revenues	—	98,841	57,422	—	156,263
Total cost of revenues	—	134,302	72,855	—	207,157
GROSS PROFIT	—	238,861	51,561	—	290,422
OPERATING EXPENSES:
Product development	—	36,271	22,618	—	58,889
Sales and marketing	—	47,299	30,449	—	77,748
General and administrative	(120)	43,372	11,168	—	54,420
Amortization of intangibles	—	28,872	—	—	28,872
Restructuring charges	—	1,086	663	—	1,749
Litigation settlement	—	(37,500)	—	—	(37,500)
Total operating expenses	(120)	119,400	64,898	—	184,178
OPERATING INCOME (LOSS)	120	119,461	(13,337)	—	106,244
Interest expense and amortization of loan fees	(18,499)	(397)	(189)	—	(19,085)
Interest income and other, net	1,100	(25,718)	27,290	—	2,672
Income tax provision	6,566	(20,842)	(3,105)	—	(17,381)
Equity in earnings of subsidiaries, net	83,163	(9,911)	—	(73,252)	—
NET INCOME (LOSS)	$72,450	$62,593	$10,659	$(73,252)	$72,450

Unaudited Condensed Consolidating Statements of Income
Three Months Ended September 30, 2010
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Software licenses	$—	$16,276	$—	$—	$16,276
Subscriptions and other recurring revenues	—	5,758	—	—	5,758
Maintenance services	—	45,980	18,206	—	64,186
Product revenues	—	68,014	18,206	—	86,220
Consulting services	—	45,341	20,606	—	65,947
Reimbursed expenses	—	4,247	2,029	—	6,276
Service revenues	—	49,588	22,635	—	72,223
Total revenues	—	117,602	40,841	—	158,443
COST OF REVENUES:
Cost of software licenses	—	1,103	—	—	1,103
Amortization of acquired software technology	—	1,833	—	—	1,833
Cost of maintenance services	—	8,574	4,358	—	12,932
Cost of product revenues	—	11,510	4,358	—	15,868
Cost of consulting services	—	34,722	14,254	—	48,976
Reimbursed expenses	—	4,251	2,025	—	6,276
Cost of service revenues	—	38,973	16,279	—	55,252
Total cost of revenues	—	50,483	20,637	—	71,120
GROSS PROFIT	—	67,119	20,204	—	87,323
OPERATING EXPENSES:
Product development	—	10,933	6,440	—	17,373
Sales and marketing	—	12,692	7,566	—	20,258
General and administrative	—	13,553	3,993	—	17,546
Amortization of intangibles	—	9,966	—	—	9,966
Restructuring charges	—	1,898	2,274	—	4,172
Acquisition-related costs	—	473	—	—	473
Total operating expenses	—	49,515	20,273	—	69,788
OPERATING INCOME (LOSS)	—	17,604	(69)	—	17,535
Interest expense and amortization of loan fees	(5,975)	(114)	(80)	—	(6,169)
Interest income and other, net	—	(3,238)	3,796	—	558
Income tax provision	2,270	(5,517)	(404)	—	(3,651)
Equity in earnings of subsidiaries, net	11,978	1,525	—	(13,503)	—
NET INCOME (LOSS)	$8,273	$10,260	$3,243	$(13,503)	$8,273

Unaudited Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2010
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Software licenses	$—	$72,865	$—	$—	$72,865
Subscriptions and other recurring revenues	—	15,851	—	—	15,851
Maintenance services	—	126,747	55,093	—	181,840
Product revenues	—	215,463	55,093	—	270,556
Consulting services	—	113,561	50,643	—	164,204
Reimbursed expenses	—	9,430	4,257	—	13,687
Service revenues	—	122,991	54,900	—	177,891
Total revenues	—	338,454	109,993	—	448,447
COST OF REVENUES:
Cost of software licenses	—	3,020	—	—	3,020
Amortization of acquired software technology	—	5,212	—	—	5,212
Cost of maintenance services	—	26,422	12,770	—	39,192
Cost of product revenues	—	34,654	12,770	—	47,424
Cost of consulting services	—	88,296	36,691	—	124,987
Reimbursed expenses	—	9,430	4,257	—	13,687
Cost of service revenues	—	97,726	40,948	—	138,674
Total cost of revenues	—	132,380	53,718	—	186,098
GROSS PROFIT	—	206,074	56,275	—	262,349
OPERATING EXPENSES:
Product development	—	35,292	18,839	—	54,131
Sales and marketing	—	41,052	24,778	—	65,830
General and administrative	—	43,962	11,082	—	55,044
Amortization of intangibles	—	28,447	—	—	28,447
Restructuring charges	—	10,813	5,665	—	16,478
Acquisition-related costs	—	8,081	—	—	8,081
Total operating expenses	—	167,647	60,364	—	228,011
OPERATING INCOME (LOSS)	—	38,427	(4,089)	—	34,338
Interest expense and amortization of loan fees	(17,897)	(363)	(177)	—	(18,437)
Interest income and other, net	—	(17,512)	18,551	—	1,039
Income tax provision	6,801	(7,805)	(4,065)	—	(5,069)
Equity in earnings of subsidiaries, net	22,967	8,363	—	(31,330)	—
NET INCOME (LOSS)	$11,871	$21,110	$10,220	$(31,330)	$11,871

Unaudited Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2011
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$153,368	$(24,568)	$3,820	$—	$132,620
Investing Activities:
Change in restricted cash	(2,293)	—	—	—	(2,293)
Payment of direct costs related to acquisitions	—	(2,579)	—	—	(2,579)
Purchase of property and equipment	—	(5,787)	(1,838)	—	(7,625)
Proceeds from disposal of property and equipment	—	51	—	—	51
Net cash provided by (used in) investing activities	(2,293)	(8,315)	(1,838)	—	(12,446)
Financing Activities:
Issuance of common stock—equity plans	5,261	—	—	—	5,261
Purchase of treasury stock and other, net	(5,166)	—	—	—	(5,166)
Conversion of warrants	671	—	—	—	671
Debt issuance costs	(1,727)	—	—	—	(1,727)
Change in inter-company receivable/payable	—	(397)	397	—	—
Net cash (used in) provided by financing activities	(961)	(397)	397	—	(961)
Effect of exchange rates on cash and cash equivalents	—	(795)	(378)	—	(1,173)
Net increase (decrease) in cash and cash equivalents	150,114	(34,075)	2,001	—	118,040
Cash and Cash Equivalents, Beginning of Period	—	133,631	37,987	—	171,618
Cash and Cash Equivalents, End of Period	$150,114	$99,556	$39,988	$—	$289,658

Unaudited Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2010
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$145,030	$(128,978)	$22,941	$—	$38,993
Investing Activities:
Change in restricted cash	277,554	—	—	—	277,554
Purchase of i2 Technologies, Inc.	(431,775)	218,348	—	—	(213,427)
Payment of direct costs related to acquisitions	—	(1,669)	(1,080)	—	(2,749)
Purchase of property and equipment	—	(10,110)	(4,675)	—	(14,785)
Proceeds from disposal of property and equipment	—	602	29	—	631
Net cash (used in) provided by investing activities	(154,221)	207,171	(5,726)	—	47,224
Financing Activities:
Issuance of common stock—equity plans	13,836	—	—	—	13,836
Purchase of treasury stock and other, net	(4,645)	—	—	—	(4,645)
Change in inter-company receivable/payable	—	19,528	(19,528)	—	—
Net cash provided by (used in) financing activities	9,191	19,528	(19,528)	—	9,191
Effect of exchange rates on cash and cash equivalents	—	(8,461)	9,449	—	988
Net increase in cash and cash equivalents	—	89,260	7,136	—	96,396
Cash and Cash Equivalents, Beginning of Period	—	47,170	28,804	—	75,974
Cash and Cash Equivalents, End of Period	$—	$136,430	$35,940	$—	$172,370

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

Results of Operations
The results of operations for the three and nine months ended September 30, 2010 include the impact of our acquisition of i2 from the date of acquisition (January 28, 2010).

Revenues
The following table summarizes revenues and the components of total revenue as a percentage of total revenue (in thousands, except percentages):

	Three Months Ended September 30,				Dollar change from	Nine Months Ended September 30,				Dollar change from
	2011		2010		2010	2011		2010		2010
Software licenses	$33,139	19%	$16,276	10%	$16,863	$91,534	18%	$72,865	16%	$18,669
Subscriptions and other recurring revenues	3,738	2%	5,758	4%	(2,020)	12,582	3%	15,851	3%	(3,269)
Maintenance services	68,261	40%	64,186	41%	4,075	199,129	40%	181,840	41%	17,289
Product revenues	105,138	61%	86,220	54%	18,918	303,245	61%	270,556	60%	32,689
Service revenues	66,425	39%	72,223	46%	(5,798)	194,334	39%	177,891	40%	16,443
Total revenues	$171,563	100%	$158,443	100%	$13,120	$497,579	100%	$448,447	100%	$49,132
Software and Subscription Revenues
The following table summarizes software and subscription revenues by region (in thousands):

	Three Months Ended September 30,		Dollar change from	Nine Months Ended September 30,		Dollar change from
	2011	2010	2010	2011	2010	2010
Americas	$27,440	$16,590	$10,850	$69,330	$62,587	$6,743
Europe	7,907	3,405	4,502	27,921	13,581	14,340
Asia/Pacific	1,530	2,039	(509)	6,865	12,548	(5,683)
Total software & subscription revenues	$36,877	$22,034	$14,845	$104,116	$88,716	$15,400

The increase in software and subscription revenues for the three months ended September 30, 2011 is primarily due to a 65% increase in sales in the Americas and sales in the EMEA region more than doubling, compared to the same quarter last year. There were nine large transactions (greater than $1.0 million), in the three months ended September 30, 2011 as compared to one large transaction in same period of 2010. The increase in software and subscription revenues for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 is primarily due to an 11% increases in sales in the Americas and sales in the EMEA region more than doubling, partially offset by lower sales in the Asia/Pacific region. There were 24 large transactions (greater than $1.0 million), in the nine months ended September 30, 2011 as compared to 15 large transactions in the same period of 2010. Our trailing twelve month average selling price was approximately $0.8 million at September 30, 2011 as compared to $0.6 million at September 30, 2010.
Maintenance Services
Maintenance services revenues increased for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 primarily due to the continued strong retention rate and the high level of attachment of maintenance contracts to new license deals. The year to date retention rate at September 30, 2011 remained high at 95.7 percent compared to 95.9 percent at September 30, 2010. In addition, net favorable foreign exchange rate variances increased maintenance services revenues for the three and nine months ended September 30, 2011 by $2.0 million and $4.3 million, respectively, compared to the same periods in 2010.
Service Revenues
Service revenues, which include consulting services, managed services, training services, net revenues from our hardware reseller business and reimbursed expenses, decreased for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The third quarter 2010 included approximately $7.6 million related to work performed earlier in 2010 that was unable to be recognized in prior periods. Service revenues increased for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to the implementation services and other consulting revenue on various projects started as a result of large software sales in prior periods offset by the completion of projects initiated in 2010 as well as additional services from the i2 acquisition.
Gross Profits (in thousands, except percentage amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Total gross profit on product revenues	$88,699	$70,352	$252,351	$223,132
Total gross profit on service revenues	15,571	16,971	38,071	39,217
Product gross profit as a percentage of products sales	84%	82%	83%	82%
Service gross profit as a percentage of services	23%	23%	20%	22%

      Gross Profit on Product Revenues. The increase in gross profits and product gross profit as a percentage of product sales for the three and nine months ended September 30, 2011 as compared to the same periods of 2010 is primarily due to increased product revenues and the revenue mix being more heavily weighted toward higher margin software and subscriptions revenues.

      Gross Profit on Service Revenues. Gross profit as a percentage of services for the three months ended September 30, 2011 was comparable to the same period of 2010.  Gross profit as a percentage of services for the nine months ended September 30, 2011 decreased from 22% to 20% due to lower utilization rates.
Operating Expenses
Product Development
The following table summarizes product development expenses in dollars and as a percentage of total revenues (in thousands, except percentage amounts):

	Three Months Ended September 30,				Dollar change from	Nine Months Ended September 30,				Dollar change from
	2011		2010		2010	2011		2010		2010
Product development	$18,946	11%	$17,373	11%	$1,573	$58,889	12%	$54,131	12%	$4,758

Product development expense increased in the three and nine months ended September 30, 2011 compared to the same periods in 2010, primarily due to an increase of $0.9 million and $3.8 million, respectively, in salaries, incentive compensation and related benefits, but remained constant as a percentage of revenue., as we continue to invest in the advancement of our technologies.

Sales and Marketing
The following table summarizes sales and marketing expenses in dollars and as a percentage of total revenues (in thousands, except percentage amounts):

	Three Months Ended September 30,				Dollar change from	Nine Months Ended September 30,				Dollar change from
	2011		2010		2010	2011		2010		2010
Sales and Marketing	$26,144	15%	$20,258	13%	$5,886	$77,748	16%	$65,830	15%	$11,918

Sales and marketing expenses in the three and nine months ended September 30, 2011 increased compared to the same periods in 2010 primarily due to an increase of $5.5 million and $8.5 million, respectively, in salaries, incentive compensation and related benefits primarily from the investment in sales and marketing in 2011 given the opportunities we see in our markets and increased commissions on higher sales.
General and Administrative
The following table summarizes general and administrative expenses in dollars and as a percentage of total revenues (in thousands, except percentage amounts):

	Three Months Ended September 30,				Dollar change from	Nine Months Ended September 30,				Dollar change from
	2011		2010		2010	2011		2010		2010
General and administrative	$16,018	9%	$17,546	11%	$(1,528)	$54,420	11%	$55,044	12%	$(624)

General and administrative expenses were lower in the three and nine months ended September 30, 2011 compared to the same periods in 2010 primarily due to a decrease of approximately $2.7 million and $2.5 million, respectively, of legal expenses, and overall cost containment measures. Additionally, in the nine months ended September 30, 2011, we have recovered approximately $2.0 million in previously written off receivables and improved our collection efforts. These improvements were partially offset by increased salaries, incentive compensation and related benefits.

Amortization of Intangibles (in thousands):

	Three Months Ended September 30,		Dollar change from	Nine Months Ended September 30,		Dollar change from
	2011	2010	2010	2011	2010	2010
Amortization of intangibles	$9,562	$9,966	$(404)	$28,872	$28,447	$425

     Amortization of intangibles for three and nine months ended September 30, 2011 remained relatively constant to the same periods in 2010.
Restructuring Charges (in thousands):

	Three Months Ended September 30,		Dollar change from	Nine Months Ended September 30,		Dollar change from
	2011	2010	2010	2011	2010	2010
Restructuring charges	$768	$4,172	$(3,404)	$1,749	$16,478	$(14,729)

The decrease in restructuring charges for the three and nine month periods ended September 30, 2011 compared to the same periods in 2010 was primarily due to newer ongoing restructuring costs incurred related to the acquisition of i2, which was completed in January 2010. The restructuring charges for the three and nine months ended September 30, 2010 included severance costs for former associates who were terminated in this period.
Other Operating Expenses (in thousands):

	Three Months Ended September 30,		Dollar change from	Nine Months Ended September 30,		Dollar change from
	2011	2010	2010	2011	2010	2010
Acquisition-related costs	$—	$473	$(473)	$—	$8,081	$(8,081)
Litigation settlement	$—	$—	$—	$(37,500)	$—	$37,500

Acquisition-Related Costs. During the three and nine month periods of 2010 we expensed approximately $0.5 million and

$8.1 million, respectively, of costs related to the acquisition of i2, which was completed on January 28, 2010. These costs consisted primarily of investment banking fees, commitment fees on unused bank financing, legal and accounting fees.
      Litigation Settlement. We received $35.0 million in cash and a $2.5 million license and technical support credit related to a favorable litigation settlement of a patent infringement claim against Oracle Corporation in the first quarter of 2011.
Interest Expense and Other Income (in thousands):

	Three Months Ended September 30,		Dollar change from	Nine Months Ended September 30,		Dollar change from
	2011	2010	2010	2011	2010	2010
Interest expense and amortization of loan fees	$6,435	$6,169	$266	$19,085	$18,437	$648
Interest Income and other, net	$(521)	$(558)	$37	$(2,672)	$(1,039)	$(1,633)

Interest Expense and Other Income. The interest expense and amortization of loan fees remained comparable for the periods presented above. The increase in interest income and other, net for both the three and nine months ended September 30, 2011 increased as compared to the same periods in 2010 as a result of higher net foreign currency gains and interest income.
Income Tax Provision

We recorded an income tax provision of $10.1 million and $3.7 million for the three months ended September 30, 2011 and 2010, respectively, representing effective income tax rates of approximately 38% and 31%, respectively. We recorded an income tax provision of $17.4 million and $5.1 million for the nine months ended September 30, 2011 and 2010, respectively, representing effective income tax rates of approximately 19% and 30%, respectively. Our effective income tax rates during the three months and nine month periods ended September 30, 2010 differed from the 35% U.S. statutory rate primarily due to changes in our liability for uncertain tax positions, state income taxes (net of federal benefit), the effect of foreign operations and items not deductible for tax, including those related to certain costs the Company incurred in connection with the acquisition of i2 Technologies, Inc. during first quarter 2010. Our effective income tax rate during the three and nine months ended September 30, 2011 differs from our statutory rate of 35% primarily due to the mix of revenue by jurisdiction, state income taxes (net of federal benefit) and the tax benefits related to a specified tax deduction that offsets a substantial portion of our litigation settlements received in the first quarter of 2011 as well as settlement of foreign tax liabilities in the second quarter of 2011.
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

A summary of the revenues, operating income and depreciation attributable to each of these reportable business segments for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Supply Chain	$165,298	$153,706	$481,540	$431,870
Pricing and Revenue Management	6,265	4,737	16,039	16,577
	$171,563	$158,443	$497,579	$448,447
Operating Income (Loss):
Supply Chain	$57,923	$50,435	$153,043	$142,977
Pricing and Revenue Management	1,257	(743)	742	(589)
Other (see below)	(26,348)	(32,157)	(47,541)	(108,050)
	$32,832	$17,535	$106,244	$34,338
Depreciation:
Supply Chain	$3,132	$2,708	$9,692	$7,769
Pricing and Revenue Management	95	145	305	512
	$3,227	$2,853	$9,997	$8,281
Other:
General and administrative	$16,018	$17,546	$54,420	$55,044
Amortization of intangible assets	9,562	9,966	28,872	28,447
Restructuring charge and adjustments to acquisition-related reserves	768	4,172	1,749	16,478
Acquisition-related costs	—	473	—	8,081
Litigation settlement	—	—	(37,500)	—
	$26,348	$32,157	$47,541	$108,050

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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. During the three and nine months ended September 30, 2011, there were no significant changes in our critical accounting policies and estimates compared to those set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

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
As of September 30, 2011, we had cash, cash equivalents, and restricted cash of approximately $326.8 million. Additionally, in March 2011, we secured a $100.0 million line of credit that we have not drawn upon to date. See Note 6 to our condensed consolidated financial statements for further information. We anticipate that our existing capital resources, along with the cash to be generated from operations and our existing line of credit will enable us to maintain currently planned operations, acquisitions, debt repayments and capital expenditures for the foreseeable future. In addition, we believe these resources are adequate, if necessary, to pay the entire Dillard's litigation judgment (see Note 7). However, this expectation is based on our current operating and financing plans, which are subject to change, and therefore we could require additional funding. Factors that may cause us to require additional funding may include, but are not limited to future acquisitions, litigation matters and other factors.
Cash Flows
Operating activities provided cash of $132.6 million and $39.0 million during the nine months ended September 30, 2011 and 2010, respectively. The increase in cash flow is due primarily to a $60.6 million increase in the current period net income of which $37.5 million was due to a favorable litigation settlement. Changes in working capital used approximately $13.6 million of cash in the nine months ended September 30, 2011 and used approximately $27.0 million of cash in the nine months ended September 30, 2010. This year over year improvement is due primarily to the favorable impact from (i) accrued liabilities, as we reduced the cash outflows related to the payment of acquisition-related costs in 2010, and (ii) deferred revenue, as we do not have the negative impact of the amortization of acquired deferred revenue that had already been paid to i2 prior to our acquisition of them. The current year benefit from deferred revenue is due to the current year increase in revenue, primarily maintenance revenue. This benefit is partially offset by the unfavorable impact to working capital from (i) the increase in accounts receivable, driven by the current year revenue growth, especially software revenue and (ii) the decrease in accounts payable due to the timing of payments. Net accounts receivable were $118.4 million, or 62 days sales outstanding ("DSO"), at September 30, 2011 compared to $102.1 million, or 54 days DSO, at December 31, 2010. DSO results can fluctuate significantly on a quarterly basis due to a number of factors including the timing of annual maintenance renewals, seasonality, the percentage of total revenues that comes from software license sales which may have installment payment terms, shifts in customer buying patterns, the timing of customer payments, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.
Investing activities used $12.4 million and provided $47.2 million of cash during the nine months ended September 30, 2011 and 2010, respectively. Investing activities in 2011 primarily related to the purchase of property and equipment while 2010 included activities associated with the acquisition of i2.
Financing activities used $1.0 million and provided $9.2 million of cash during the nine months ended September 30, 2011 and 2010, respectively. Financing activities include proceeds from the issuance of common stock under our stock plans and the repurchase of shares tendered by employees for payment of applicable statutory withholding taxes on the issuance of restricted stock. Additionally, in 2011, we used $1.7 million in cash associated with our debt issuance costs on our new $100.0 million line of credit.
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
Other Recent Accounting Pronouncements
In September 2009, FASB issued an amendment to its accounting guidance on certain revenue arrangements with multiple deliverables in sections 605 and 985 of the Codification that enables a vendor to account for products and services (deliverables) separately rather than as a combined unit. The revised guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) management's best estimate of selling price. This guidance also eliminates the residual method of allocation and requires that the arrangement consideration be allocated at the inception of the arrangement to all deliverables. In addition, this guidance significantly expands required disclosures related to such revenue arrangements that have multiple deliverables. The revised guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. We adopted the new guidance as of January 1, 2011 and it did not have a material impact on our results of operations for the nine months ended September 30, 2011.

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
There were no changes in our internal controls over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Software license revenues in any quarter depend substantially upon contracts signed and the related delivery of software in that quarter. Because of the timing of our sales, we typically recognize the substantial majority of our software license revenues in the last weeks or days of the quarter. In addition, it is difficult to forecast the timing of individual software license sales with a high degree of certainty due to the extended length of the sales cycle and the generally more complex contractual terms that may be associated with such licenses that could result in the deferral of some or all of the revenue to future periods. Transactions, especially larger ones, often require customer board approval and we typically have little visibility into all the decision making criteria at this level during the course of a sales cycle, which also makes it difficult for us to forecast the timing of software license transactions

We often sell multi-element transactions that may include combinations of software licenses, maintenance services, consulting services and hosting services. As a result, software license revenue may be delayed while we meet all of the conditions necessary for revenue recognition. Changes in commercial terms that affect revenue recognition can occur late in a sales cycle, increasing uncertainty in the timing of license revenue recognition.

We have recently witnessed transactions where we believe that planned projects were canceled, delayed or substantially changed at the final commitment stage. We believe this trend may be linked with the current uncertainty in the economy.

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

JDA SOFTWARE GROUP, INC.
Dated:	October 31, 2011	By:	/s/ Hamish N. Brewer
Hamish N. Brewer
President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Peter S. Hathaway
Peter S. Hathaway
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Item 5. Exhibits

Exhibit #		Description of Document

3.1	—
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