Form 10-Q/A
period 2011-03-31
JDA SOFTWARE GROUP INC
filed 2011-12-21
CIK 1006892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 42,309,303 as of May 3, 2011.

Explanatory Note

The sole purpose of this Amendment No. 1 to JDA Software Group, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the Securities and Exchange Commission on May 10, 2011, is to re-file a corrected version of Exhibit 10.1. No other changes have been made to the information contained in the Form 10-Q, which speaks as of its original filing date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDA SOFTWARE GROUP, INC.

Dated: December 21, 2011	By:	/s/ Hamish N. Brewer
Hamish N. Brewer
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Peter S. Hathaway
Peter S. Hathaway
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit #		Description of Document

3.1	—	Third Restated Certificate of Incorporation of the Company, as amended through July 14, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed on August 9, 2010).

3.2	—	Amended and Restated Bylaws of JDA Software Group, Inc. (as amended through April 22, 2010) (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 22, 2010, as filed on April 28, 2010).

3.3	—	Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc filed with the Secretary of State of the State of Delaware on July 5, 2006. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 5, 2006, as filed on July 6, 2006).

3.4	—	Certificate of Correction filed to correct a certain error in the Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc. filed with the Secretary of State of the State of Delaware on July 5, 2006. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed on November 9, 2006).

4.1	—	Specimen Common Stock Certificate of JDA Software Group, Inc. (Incorporated by reference the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996).

4.2	—	8.0% Senior Notes Due 2014 Indenture dated as of December 10, 2009 among JDA Software Group, Inc., the Guarantors, and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 10, 2009, as filed on December 11, 2009).

4.3	—	Supplemental Indenture dated as of January 28, 2010 among JDA Software Group, Inc., i2 Technologies, Inc., i2 Technologies US, Inc., the Guarantors and U.S. Bank National Association, as trustee (Incorporation by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (File No. 333-167429), as filed on September 9, 2010).

10.1(1)	—	Credit Agreement by and among JDA Software Group, Inc., as Borrower, the Lenders that are signatories thereto and Wells Fargo Capital Finance, LLC, as Agent, dated March 18, 2011 (Filed herewith).

10.2(2)	—	Separation and Release Agreement between Jason B. Zintak and JDA Software Group, Inc. dated March 30, 2011. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, as filed on May 10, 2011).

31.1	—	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith).

31.2	—	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith).

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

(1)	Confidential treatment has been requested with respect to certain portions of this exhibit.
(2)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

4