Form 10-K
period 2011-12-31
JDA SOFTWARE GROUP INC
filed 2012-08-06
CIK 1006892

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
________________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
(480) 308-3000
________________________________________________
Securities registered pursuant to Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act  Yes ☐     No ☑
The approximate aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing sales price of such stock as reported by the NASDAQ Stock Market) on June 30, 2011 was approximately $1.3 billion. The number of shares of common stock, $0.01 par value per share, outstanding as of July 31, 2012 was 42,811,114.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE REGARDING RESTATEMENT

This Annual Report on Form 10-K for the fiscal year ended December 31, 2011 includes restatement of previously issued consolidated financial statements and data. It also amends previously filed management's discussion and analysis of financial condition and results of operations and other disclosures for the periods presented in this Annual Report on Form 10-K.
Restatement

On April 10, 2012, JDA Software Group, Inc. (together with its subsidiaries, "we," "the Company," or "JDA") announced that as a result of our internal review related to our historic revenue recognition practices, we would restate our annual and quarterly results for certain past fiscal years. In this Annual Report on Form 10-K, we amend or restate the following types of financial information as of and for the periods (collectively, the "Restated Periods") noted in the table below.

Type of Financial Information	Date or Period
Consolidated balance sheet	As of December 31, 2010
Consolidated statements of operations, stockholders' equity, comprehensive income and cash flows	Fiscal years ended December 31, 2010 and 2009
Selected financial data	Fiscal years ended and as of December 31, 2010, 2009, 2008 and 2007
Unaudited quarterly financial information	Fiscal quarters ended September 30, 2011; June 30, 2011 and March 31, 2011 and each fiscal quarter in 2010.
Management's discussion and analysis of financial condition and results of operations	As of and for the fiscal years ended December 31, 2010 and 2009
We believe that presenting all of this information regarding the Restated Periods in this Annual Report allows investors to review all pertinent data in a single presentation. We have not filed amendments to (i) our Quarterly Reports on Form 10-Q for the first three quarterly periods in the years ended December 31, 2011 or 2010, or (ii) our Annual Report on Form 10-K for the year ended December 31, 2010 (collectively, the “Affected Reports”). Accordingly, investors should rely only on the financial information and other disclosures regarding the Restated Periods in this Annual Report on Form 10-K, and not on the Affected Reports or any reports, earnings releases or similar communications relating to these periods.

The restatement reflects adjustments primarily related to the following areas:

•
In the course of our review, we identified software license and associated services agreements that were deemed to be linked but previously accounted for as separate transactions. To correct these items, we recognized software license revenue for such transactions when the services agreement was executed, which was often the quarter immediately following the time when the license agreement is executed.

•
The restatement reflects our determination that vendor specific objective evidence (“VSOE”) of fair value did not exist for our cloud services ("Cloud Services") and certain types of consulting arrangements. To correct these items, revenue associated with certain software license agreements and related services was deferred and recognized over the longest period for any undelivered services, often three years, or when VSOE of fair value was obtained, commencing once services began.

•
In connection with the restatement, we also recorded certain aggregated adjustments during the restatement periods that were previously considered immaterial. As part of the restatement, these adjustments have now been reflected in the periods in which the item arose.

The following items are not affected by the restatement:

•	The restatement does not call into question the existence of total reported revenue but does change the time periods during which revenue was recognized.

•	The restatement does not impact actual cash received or the reported cash balances as of December 31, 2011, 2010 and 2009, respectively.

Background of SEC Inquiries; Audit Committee Investigation

In January 2012, we disclosed that we received a subpoena from the Division of Enforcement and a comment letter from the Division of Corporation Finance of the U.S. Securities and Exchange Commission (the “SEC”) requesting information and documents related to revenue recognition and other accounting and financial reporting matters for certain past fiscal years. In response to the SEC's inquiries, our Audit Committee promptly commenced an investigation into our revenue recognition policies and the application of these policies during the periods in question, engaged an outside accounting firm separate from our independent auditors and engaged special counsel to undertake a fact-finding investigation. Our outside legal counsel also assisted in this investigation.

In conjunction with this investigation, the Company:

•	responded to comment letters from the SEC's Division of Corporation Finance primarily related to our revenue recognition policies; and

•	provided the SEC's Division of Enforcement with information and documents it requested.

The Audit Committee, with its outside advisors, has completed the internal investigation. The investigation uncovered no evidence of fraud or intentional wrongdoing.

Material Weakness and Remediation

In connection with the Audit Committee's investigation, management identified control deficiencies that constitute a material weakness in our internal controls over financial reporting, specifically in the context of the appropriate revenue recognition related to multiple element customer arrangements. As part of our efforts to improve our finance and accounting function and/or to remediate the material weakness, we have implemented, are implementing and/or plan to implement, a number of measures including the following:

•
Staffing: We have made several organizational changes to enhance the skills and capabilities of the organization, including hiring of a new Chief Financial Officer, Chief Accounting Officer, Vice President of Revenue Recognition, and Vice President of Internal Assurance. The Chief Accounting Officer and the Vice President of Revenue Recognition have significant experience in revenue recognition with an emphasis in the software industry.

•
Revenue Recognition Processes: The revenue recognition team has been increased, with the hiring of multiple senior directors with extensive software revenue recognition experience. We have also reorganized our revenue recognition department to increase visibility into both license and services contracts and review transactions in a more comprehensive manner.

•
Policies and Procedures: We are expanding our revenue recognition policy, with more detailed explanations of processes and procedures specific to JDA, and a clear expectation of transaction review documentation requirements. Our VSOE testing is now performed more frequently and at a more detailed level. Additionally, we are modifying our contracting processes so that consulting agreements are essentially concluded at the time of license sale, reducing the exposure around linked contracts. We are also in the process of implementing a periodic review of the effectiveness of revenue recognition processes.

•	Training: We are expanding our revenue recognition training program with mandatory role-based training that includes our sales and services organizations as well as corporate support teams.

•	Order to Cash Initiative: We are implementing an initiative to automate and streamline the sales and contracting process.

In addition to the foregoing, the Company has implemented the following corporate governance measures:

•
We appointed to the Board of Directors Arthur C. Young, who has significant experience in investing in public companies, including software companies, advising on corporate and operational strategy, and analyzing legal issues.

•	We appointed independent director, Richard M. Haddrill, CEO of Bally Technologies, Inc., as our lead independent director who also has significant enterprise software experience.

•	We hired a Chief Legal Officer with significant technology and software experience.

Effects of the Restatement

The restatement and resulting delay in the filing of our financial statements have resulted in:

•
A default due to our failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and Quarterly Report on Form 10-Q for the period ended March 31, 2012 (not payment defaults) under (i) our Credit Agreement, dated as of March 18, 2011, by and among the Company, the lenders party thereto, and Wells Fargo Capital Finance, LLC, as agent (the "Credit Agreement"), and (ii) our Indenture, dated as of December 10, 2009, by and among the Company, the guarantors party thereto, and U.S. Bank National Association, as trustee (the "Indenture"), governing our 8% Senior Notes due December 15, 2014 (the "Senior Notes"). These defaults will be cured by this filing.

•
The incurrence of significant costs and expenses relating to the SEC inquiries, the preparation of a plan of compliance to stem a delisting of our common stock, the Audit Committee investigation, the Delaware lawsuit referenced below, the restatement, increased accounting and finance personnel and increased interest costs of approximately $10.7 million for the six months ended June 30, 2012.

•	A lawsuit filed in the Delaware Court of Chancery against the Company seeking access to certain of our books and records.

Additional Information

For more information regarding the restatement and its effects, refer to Part I, Item 1A, “Risk Factors,” and Item 3, “Legal Proceedings,” Part II, Item 6, “Selected Financial Data,” and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, and Note 23, “Restatement of Previously Issued Financial Statements,” Note 21, “Quarterly Data (Unaudited),” and Note 13, “Legal Proceedings” to our Consolidated Financial Statements in Part IV, Item 15. For more information regarding the control deficiencies identified by management as a result of the Audit Committee's investigation, and management's plan to remediate those deficiencies, refer to Part II, Item 9A, “Controls and Procedures.”

JDA SOFTWARE GROUP, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements reflecting management’s current forecast of certain aspects of our future. It is based on information which by its nature is dynamic and subject to rapid and even abrupt changes. Forward looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, personnel, strategic relationships with third parties, and strategy. The forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “intend,” “believe,” “should,” “would,” “could,” “anticipate” or other words that convey uncertainty of future events or outcomes. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with our business. These risks are described throughout this Annual Report on Form 10-K, which you should read carefully. In particular, we refer you to Part 1, Item 1A, “Risk Factors” for an extended discussion of the risks confronting our business. The forward-looking statements in this Annual Report on Form 10-K should be considered in the context of these risk factors. We disclaim any obligation to update information contained in any forward-looking statement.
PART I

Item 1.	Business

Overview
We are a leading provider of sophisticated enterprise software solutions designed to enable planning, optimization and execution of supply chain, merchandising and pricing processes for manufacturers, wholesalers and distributors, retailers, government and aerospace defense contractors, travel, transportation, hospitality and media organizations. We believe we have the broadest and deepest suite of software products and services addressing these markets. Our software offerings are highly tailored to industry-specific needs and are integrated to provide a complete set of solutions for our customers. In addition, we offer customers our solutions through cloud-based delivery that results in lower cost of ownership, rapid delivery and optimized capability. Many of our solutions include patented computing technology that we believe gives our customers an advantage in large scale and complex environments. These attributes, we believe, position us well against both broad enterprise resource planning (“ERP”) competitors and point solution providers and promote customer loyalty.
Industry Overview
Organizations rely on various types of enterprise software solutions to optimize their business processes in order to enhance revenue growth and control expenses. The enterprise software market includes both vertically specialized solutions such as supply chain management (“SCM”) solutions, pricing solutions and merchandising solutions as well as horizontal business applications such as ERP suites, business intelligence applications, customer relationship management solutions, analytical applications and other financial and operational software.
These vertically specialized solutions represent a distinct subset of the broader enterprise software applications market. Among supply chain, pricing and merchandising solutions, the supply chain solutions represent the largest and leading component of the JDA offering and, as such, we focus our brand on this domain with our tag line of "The Supply Chain Company". The domains of pricing and merchandising are closely related to supply chain and interact with supply chain across the JDA suite of solutions.
Our integrated suites of software products combine the functionality of planning, optimization, execution and analysis applications to enable our customers to develop an integrated enterprise plan to track and optimize the flow of inventory through the supply chain while optimizing their resources, operating efficiencies and financial results.These capabilities allow our customers to plan their businesses to deliver the right inventory, to the right place, at the right time, and in the right quantity in order to optimize sales and minimize out of stock inventory and markdowns. Our software enables customers to substantially improve their operating metrics such as increased sales, increased cash flow though the reduction of inventory and working capital, increased asset utilization and increased margins.
Product Overview
We market our software products as modular integrated suites that are designed to give our customers one synchronized view of customer demand across their enterprise and extended supply chain. Our customers can select individual products from our suites and implement them on a stand-alone basis or they can implement various combinations of our products to create an integrated solution. This flexibility provides speed to value which is particularly desirable in the current economic environment. Our product suites include the following:

Planning and Optimization Solutions

•
Demand Management solutions that establish the demand plan leveraged by most of our planning suite. The establishment of an accurate demand plan at every level of the supply chain is (i) the basis for improving the balance of supply and demand and (ii) the foundation for optimized profits. Our demand planning solutions enable companies to plan demand for products and other resources such as labor. Improved demand planning reduces inventory working capital costs and increases revenues by reducing lost sales and minimizing markdowns due to excess inventory;

•	Allocation, Replenishment and Fulfillment solutions that optimize the planning and execution of orders and inventory strategies to meet the requirements of the demand plan;

•
Merchandise Planning  solutions that enable businesses to establish strategic plans and expand those strategies into detailed buying and resourcing plans that support the requirements of the demand plan. Our merchandise planning solutions also help businesses develop metrics, including sales, margins or turns across functional organizations, to optimize strategic financial and operating planning activities;

•
Assortment Management  solutions that enable businesses to plan, manage and optimize localized assortment offerings matched to specific consumer demand. Our assortment management solutions support the definition of assortment strategies, assortment optimization and end-to-end assortment execution through the supply chain;

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

•
Supply and Manufacturing  solutions that enable companies to optimize the utilization of resources and materials to the manufacture of products to satisfy the needs of the demand plan across the supply chain network;

•
Network and Inventory Optimization  solutions that enable organizations to plan the flow of goods end-to-end through the various nodes in their supply chain to optimize service levels, respond to unexpected changes in demand and maximize profits;

•
Supplier Relationship Management  solutions that enable companies to manage how they source products for their manufacturing processes to ensure optimal pricing and other terms and the most efficient use of raw material or sub-assemblies; and

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

•
Store Systems  that provide retailers with point-of-sale, labor management and back office applications to capture, analyze and transmit certain sales, store inventory and other operational information to corporate level merchandise operations systems; and

•
Omni-channel Customer Engagement solutions that enable enterprise wide omni-channel commerce. This new solution offering from JDA provides the capability for consumer centric enterprises to optimize the shopping experience that consumers have with their organization across all channels in real-time and is expected to be generally available in the second half of 2012.

Many of our products are sold to multiple customer types and most of our products are sold across each of our geographic regions.

Business Segments and Geographic Regions
JDA is a leading global provider of sophisticated enterprise software solutions designed specifically to address the supply chain, merchandising and pricing requirements of manufacturers, wholesale/distributors and retailers, as well as government and aerospace defense contractors and travel, transportation, hospitality and media organizations. The Company has licensed its software to more than 6,000 customers worldwide. The Company reports operations within the following segments, which is how our chief operating decision maker views, evaluates and makes decisions about resource allocations within our business:

•
Supply Chain.  This reportable business segment includes all revenues related to applications and services sold to customers in the SCM market. The majority of our products are specifically designed to provide customers with one synchronized view of product demand while managing the flow and allocation of materials, information, finances and other resources across global supply chains, from manufacturers to distribution centers and transportation networks to the retail store and consumer (collectively, the ‘‘Supply Chain”).

•
Pricing and Revenue Management (previously known as Services Industries).  This reportable business segment includes all revenues related to applications and services sold to customers in service industries such as travel, transportation, hospitality, media and telecommunications.

Disclosures of certain financial information regarding our business segments and geographic regions are included in our Consolidated Financial Statements as of December 31, 2011 and 2010, and for each of the years in the three-year period ended December 31, 2011, and the related notes thereto, which are included elsewhere in this Annual Report.
Business Opportunities and Growth Strategies
Since our founding in 1985, JDA has grown from a provider of inventory management software solutions for the retail industry to a global leader in SCM, merchandising and pricing software solutions serving multiple end-markets such as retail, consumer, manufacturing and wholesale/distribution. The Company has grown through a combination of organic growth and acquisitions.
JDA plans to continue to expand through a combination of organic growth and acquisitions, and intends to implement the following strategies:
Focus on Core Competency:  Supply chain products and services help customers cut costs by improving efficiency and growing revenues by better matching demand with supply. Even in the recent recession our customers continued to license and purchase JDA’s products because of their high return on investment. We plan to continue to focus on the supply chain, merchandising and pricing markets, utilizing our deep expertise to expand our product offerings and end-markets.
Increase Strategic Purchases by Major Customers:  A significant portion of our sales originate from large strategic purchases of solutions from customers who seek to fundamentally restructure their capabilities in supply chain, merchandising and pricing. These strategic transactions often involve multiple suites of products and have driven our average selling prices up over the past few years. We have established a global team focusing on driving sales of such solutions.
Invest in New Business Opportunities:  We will continue to invest in growth initiatives that fit into our core SCM competency, expand our presence globally, and broaden our product and service offerings. For example,

•
Consolidate JDA's leadership in supply chain planning for the retail industry:  Large supply chain challenges in the retail industry have created significant opportunities for JDA in a market where we believe that our solutions are highly differentiated. We intend to focus on maximizing this opportunity by attempting to accelerate the adoption of such solutions across the global tier one retail industry.

•
Continue to enhance our mid-market supply chain offering:  We have developed a pre-configured, supply chain offering for mid-sized companies that can be quickly implemented in order to optimize supply chain processes and provide a platform for growth. This offering is built around the best practices that have been integrated into JDA products and services over our more than 25 years of supply chain experience. We intend to continue to develop this new market for JDA.

•
Develop a leadership position in omni-channel commerce: We believe that the retail industry is undergoing a fundamental transformation from a traditional store centric model to an omni-channel real-time business model where interactions with consumers cross seamlessly between stores and online channels such as web and mobile. JDA is developing a major new solution to address this market which is designed to help enterprises optimize the service and profitability they can offer to their customers.

Transform the JDA Go-to-Market Approach from a Traditional 'Behind the Firewall' Strategy to a Cloud Based Strategy:   In 2009, we launched a new line of service designed to allow our customers to consume JDA solutions as a service. Today, our JDA Cloud Services offering has matured to the point where we can successfully deliver almost all of our solutions as services globally. This platform is now ready for the next stage of our strategy, under which, over the next three to five years, we will progressively transform the default deployment approach of JDA solutions from traditional "behind-the-firewall" approaches to an online cloud based strategy. We believe this strategy will provide us with a sizable recurring revenue stream which will complement our existing maintenance revenue base. The following are the key elements of the JDA Cloud Services strategy:

•
Accelerate time to value for our customers. We have demonstrated that we can accelerate the time to value for our customers by automating and simplifying the tasks involved in implementing the JDA solutions.

•
Reduce the cost of support. We have already experienced significant reduction in effort required to support customers who utilize our Cloud Services platform rather than customers who operate our solutions by themselves. We intend to differentiate our cost of support between cloud and non-cloud implementations. The current list price for 24x7 support is 22% of our net software license price. We intend to offer the same service for cloud-based customers at 20%.

•
Reduce total cost of ownership. We believe that the primary value proposition of true cloud based offerings is the ability for customers to implement software updates and enhancements without the disruption and cost traditionally associated with enterprise software upgrade projects. We intend to deliver capabilities that will allow our customers to substantially reduce the effort involved in consuming product updates. This process will require changes to the technology platform we offer and will consequently take several years to fully realize our objectives. Nevertheless, we plan to make incremental improvements starting as early as 2013.

•
Maximize business results from JDA products. Customers very often sub-optimize the potential results from our solutions due to a lack of detailed understanding of the opportunities that may exist within their JDA products. We have developed a series of advanced optimization services which are intended to be consumed by customers on a regular basis (weekly or monthly) which help customers to maximize the potential of their JDA solutions.

In 2010, we launched a multi-year product roadmap that will result in the merging of the acquired i2 Technologies ("i2") suite of products and underlying technologies with the existing JDA product suite, but does not constitute a future deliverable. This process is well underway and we are largely on track with our plans. As we have been implementing this strategy, we have also realized the importance of ensuring not only that our product suite is rationalized, but also that we build a cohesive suite-based strategy connecting our product offerings. This approach will support our increasing focus on large strategic transactions. When completed, the resulting suite of SCM, merchandising and pricing solutions will be one of the most comprehensive offerings available to our target market. We expect the unique capabilities of this broad suite of products to drive large multi-product suite purchases, enhance cross-selling opportunities and enable JDA to enhance its competitive leadership.
We established the foundation for this strategy with the release of our new JDA platform in December 2011 (the "JDA Platform"). This platform provides the basis for all JDA products to interoperate in ways which were previously difficult to achieve. Using this platform, our customers will be able to deploy combinations of JDA products working together to deliver advanced workflows that optimize and execute both across the enterprise and between enterprises.
In 2012, we continue to focus on the integration of our suite of products utilizing the JDA Platform as an underlying architecture. The first major release of solutions operating on the JDA Platform is expected to occur in the first half of 2013. We believe that this new generation of solutions will further differentiate us from our competitors and provide a growth platform for 2013 and beyond.
Investment Protection Program
We have established an investment protection program to protect our customers’ investment in JDA products as we migrate to new technology platforms and merge the i2 solutions in accordance with our published product roadmap, which does not constitute a future deliverable. Under this program, existing maintenance paying customers are provided with the right to like-for-like functionality, upon ceasing use of the existing product, in a new technology platform without the need to pay an additional license fee subject to certain conditions, including a requirement that the new solution has no more than minimal differences in price, features and functionality from the existing products. Customers will be required to pay any third-party charges associated with the new technology platform.
JDA Services
The key components of our services are as follows:
Maintenance Services

•	Global Support Services. We offer comprehensive customer support solutions to help customers optimize their investment in our products. Historically, our standard maintenance services agreement entitles customers to receive unspecified new product releases (exclusive of those that introduce significant new functionality and that JDA makes available for an additional fee to its maintenance-paying customers), comprehensive error diagnosis and correction, global phone, email and internet support, a customer relationship management portal that provides 24 /7 self-service for managing and reporting issues, and access to an online user community and searchable solution knowledge-base. Customers have the option of purchasing additional services to extend hours of coverage, incorporate support for custom configurations, or provide special attention through periods of high activity or upgrade processing. The vast majority of our customers have participated in one or more of our customer support solutions programs. Beginning in 2012, we expect to offer a single 24/7 support offering for our new customers. Support renewal trends in our install-base remain strong with our average annualized retention rate for 2011 at approximately 96%. In the first quarter of 2012, JDA started the introduction of its new solution investment policy which is designed to harmonize JDA's approach to product lifecycle management across the suite of solutions. Under this program, JDA continues to provide generous support for previous versions of software under its maintenance agreements by supporting new releases for a period of six years. However, support beyond the six year timeframe will only be available to customers by purchasing extended support for an additional fee for up to three years.
Consulting Services

•
Implementation Services.  Our implementation services group consists of project managers, business consultants, systems analysts and technical personnel with extensive retail, manufacturing, and distribution industry experience. The implementation services group assists our customers in all phases of systems implementation, including program and project management, business process analysis and design, systems planning and design, customer-specific configuration of application modules and on-site implementation or conversion from existing systems. We also offer a variety of post-implementation services designed to maximize our customers’ return on their software investment, which include enhanced utilization reviews, system and process health checks, upgrade assessment and planning, and executive strategic planning sessions. Implementation services are generally billed bi-weekly on an hourly basis or pursuant to the terms of a fixed price contract. In addition, we augment our services on large-scale implementations and extensive business process re-engineering projects with third-party business partners, consulting firms and system integrators. Implementation engagements have typically ranged from one month for certain space & category management solutions to over two years for our larger merchandise operations systems, demand management and allocation, replenishment and fulfillment solutions. However, the time required to complete a project can vary significantly based on the size and supply chain complexity of the customer as well as the number and type of applications being implemented.

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

Education Services

•
We offer a comprehensive education and training program for our customers, employees and business partners through our training services. Training services include multimodal process and solution training, role-based certification tracks, benchmarking surveys and services and best practice/business strategy information. Training services feature a curriculum for each of our software solutions, and prepaid bundled training packages that range from basic overviews, implementation and technical/developer classes to business process education and key topics and techniques for the supply chain. Courses are offered at our in-house classroom facilities, and through customized on-site classes. In addition, we offer JDALearn.com, a web-based education alternative sold on a subscription basis, which provides online learning in areas such as replenishment and allocation, category management, space and floor planning, and merchandise planning. We also license our training content and provide services to customize the content to fit specific customer needs.

Cloud Services

•
Our Cloud Services, which we began offering in late 2009, expand our existing hosted services and include three primary offerings: (i) JDA Performance Cloud is a comprehensive run/maintain service which provides optimized problem management, change management, performance management, availability management and security management; (ii) JDA Optimization Cloud is an advanced service designed to augment the day-to-day processes that customers execute utilizing JDA products in which they are provided with regular optimized insight and recommendations that can enhance their operating performance. Current areas of focus for this offering include collaborative planning, forecasting and replenishment; vendor managed inventory; network optimization; inventory optimization; forecast optimization; master planning and integrated business planning; and (iii) JDA Rapid Deployment Cloud is a service allowing customers to jump-start their implementation projects or upgrade projects by providing rapid, flexible and cost effective access to computing environments with JDA applications ready for non-production use.

•
We intend to reposition our primary delivery approach over the next three to five years to focus primarily on our Cloud Services platform. This transition to a cloud based company will create significant benefits for our customers and will benefit us by providing a sizable and recurring revenue stream that will complement our existing license, maintenance, consulting and education services revenue streams.

Sales and Marketing
We market our products and services primarily through our direct sales force, and have created dedicated sales organizations in each of our geographic regions. We maintain and continue to develop a network of value-added resellers, or VARs, and other marketing and indirect sales alliances that support and help us attain our goals. We use VARs in our European and Asian regions and we believe this model helps us to achieve a stronger presence in those geographies where we do not have direct operations. Our partners enable us to operate with broader international coverage than would be possible if we sold directly. We have also been expanding relationships with systems integrators to assist with delivery of services on many of our more sizable projects involving large global enterprise customers.
Sales to new customers have historically taken between three and 12 months. Sales cycles are typically longer for larger dollar projects, large multi-national organizations and companies in certain geographic regions. During the past several years, we have noted an increased requirement for senior executive, board of directors or significant equity investor approval for larger dollar contracts that have lengthened the traditional time from selection to the execution of a software agreement and in some cases reduced the predictability of transactions due to lack of access to all decision makers.
In 2011, we increased our investment in sales and marketing. We believe that this investment achieved modest success overall with annual year over year software license and subscription growth and worked well with certain other aspects of our strategy, such as our growth plan for the Europe, the Middle East and Africa region ("EMEA"). We plan to continue to find opportunities to realize our market potential and increase our organic license and subscription growth rate.
Product Development
We focus our research and development efforts on developing new solutions and improving our existing solution offerings. Our research and development expenditures are expensed as incurred and totaled $76.9 million, $72.7 million, and $51.2 million in 2011, 2010, and 2009 respectively. Our strategy is to increase our product development investment roughly in line with our revenue growth.
Competition
We believe that although our markets are subject to intense competition, the number of competitors in many of our application markets has decreased over the past ten years. We believe the principal competitive factors in our markets are (i) reputation for delivering successful projects, (ii) features and functionality, (iii) available deployment models that accelerate the time to value, (iv) product and services reputation, (v) performance and scalability, (vi) the quality of customer base, (vii) the perception of vendor viability, (viii) retail, manufacturing and supply chain industry expertise, (ix) total cost of ownership, (x) technology platform and (xi) quality of customer support across multiple regions for global customers.
We have two types of competitors: the first type being large horizontal software companies, comprised of Oracle Corporation (“Oracle”), SAP AG ("SAP") and International Business Machines Corporation ("IBM"), three large horizontal software companies that have each increased their presence in the retail and manufacturing marketplace over the past few years, and the second type being smaller point solution providers who typically focus on limited solution areas. We believe that Oracle, SAP and IBM represent our more important long-term competitors as we expand our product offerings and compete head-to-head with them on large system opportunities. We also expect these companies to provide increased competition for us due to the strength of their brands, financial resources and their position in the enterprise software market.
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

We license and integrate technology from third parties in certain of our software products. Examples of third-party software embedded in our products include the following: the WebLogic application from BEA Systems, Inc. (acquired by Oracle) and the IBM Websphere applications for use in most of the JDA Enterprise Architecture and Agile Business Process Platform solutions; the IBM InfoSphere DataStage Application Server for use in our Enterprise Planning and merchandising systems, Cognos (acquired by IBM) for use in JDA Reporting and JDA Analytics; iLog CPlex (acquired by IBM) for use in certain of our transportation, scheduling, supply chain planning and network optimization applications; the Uniface client/server application development technology from Compuware, Inc. for use in Portfolio Merchandise Management; certain applications from Silvon Software, Inc. for use in Merchandise Performance Analysis; and Java technologies from Sun Microsystems (acquired by Oracle) for use in certain of our demand management, allocation, replenishment and fulfillment, transportation and logistics management and store systems applications. Our third party licenses generally require us to pay royalties and fulfill confidentiality obligations. We also resell Oracle database licenses.
Our standard software license agreements contain an infringement indemnity clause under which we agree to indemnify and hold harmless our customers and business partners against liability and damages arising from claims of various intellectual property infringement by our products. These terms constitute a form of guarantee that is subject to the disclosure requirements, but not the initial recognition or measurement provisions of Accounting Standard Codification (“ASC”) 460 — Guarantees. We have received third party claims of infringement in the past and have been able to resolve such claims without having a material impact on our business. As the number of patents, copyrights and other intellectual property rights in our industry increases, and as the coverage of these rights and the functionality of the products in the market further overlap, we believe that we, along with other companies in our industry, may face more frequent infringement claims. Such litigation or claims of infringement could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations.
Employees
As of December 31, 2011, we had approximately 3,100 employees. Our employees in Germany are represented by a works council, which is a "shop-floor" organization representing these employees. Although there are no formal employee representative bodies in other countries, the employees of certain of our foreign subsidiaries are covered by national, regional or sectoral collective agreements as required by statute or standard local practice. We believe that our relations with our employees are good and we have never had a work stoppage.
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available free of charge from our website at www.jda.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. As discussed in the “Explanatory Note Regarding Restatement” immediately preceding Part I, Item 1, financial information included in reports on Form 10-K, Form 10-Q, and Form 8-K and any earnings releases or similar communications, filed or issued by us prior to the date hereof should not be relied upon and are superseded in their entirety by this Annual Report on Form 10-K. Information on our investor relations page and on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications (IDEA) system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 1A.	Risk Factors
We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes material risks and uncertainties that we believe may adversely affect our business, financial condition, results of operations or the market price of our stock. This section should be read in conjunction with the audited Consolidated Financial Statements and notes thereto in Part IV, Item 15, and Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.
Risks Related to our Financial Statements and Internal Controls
We cannot assure investors that we will be able to fully address the material weakness in our internal controls that led to our restatement, or that remediation efforts will prevent future controls deficiencies.
We have identified control deficiencies in our financial reporting process that constituted a material weakness, leading to restatement of our financial statements. We have undertaken a number of measures with a view to remediating this weakness, and plan to implement other measures as part of this effort. There can be no assurance that we will be able to fully remediate our existing deficiencies. Further, there can be no assurance that we will not suffer from other deficiencies in the future. Any current or future controls deficiencies could impair our ability to provide timely and accurate financial information, which could lead to consequences similar to those described in the first risk factor.
We are subject to an ongoing SEC inquiry which could result in further restatements, penalties, fines or other adverse action.
The SEC's Division of Enforcement is conducting an investigation into the revenue recognition issues that led to our restatement. The filing of our restated financial statements to correct the discovered accounting errors does not resolve the SEC's inquiry. We cannot predict when this investigation will be concluded or the outcome of the investigation. There can be no assurance that the Division will not recommend action against the Company, its directors or officers, which could include penalties, fines, injunctive relief, a cease and desist order, limitations on the service of directors or officers, and other sanctions. The Company will likely continue to expend significant amounts on professional fees during the pendency of this matter, and management's attention could be diverted from operation of the business. Further, the resolution of the SEC's inquiry could require the filing of additional restatements of our prior financial statements, or other actions not presently contemplated.

In addition, there can be no assurance that other governmental agencies will not seek to investigate or obtain sanctions in connection with the restatement.
We have incurred substantial costs and face additional material costs as well as potential monetary payments or penalties related to our financial restatement and material weakness in our internal controls.
In response to the SEC's investigation into our revenue recognition policies, our Audit Committee undertook an investigation into these practices and determined with management and our external auditors that we needed to restate prior periods and amend related disclosure. In connection with this process, we:

•	withdrew prior financial statements, which has caused us to fall out of compliance with various SEC regulations governing us, as well as the listing standards of the NASDAQ Global Select Market;

•	incurred materially increased professional fees;

•
are subject to a pending litigation matter filed by a stockholder and an investigation by the SEC's Division of Enforcement that will continue to require us to incur substantial fees and costs, and allocate management time to these matters; and

•
are subject to the possibility of additional future investigations, litigation or other actions, such as shareholder activism, arising out of the restatement, which would further increase our costs and expenses and consume management time, and could lead to fines, penalties, settlements, or damages awards.

These matters have had, and some could continue to have, an adverse effect on our financial results.
We have been sued by a stockholder seeking access to information that could lead to more substantive claims.
In April 2012, a stockholder commenced an action in the Delaware Court of Chancery seeking access to certain books and records of the Company, apparently to determine whether to bring claims against the Company and/or its directors or officers. Other law firms claim to be investigating potential claims arising out of our restatement, and appear to be seeking to secure stockholders willing to consider actions against the Company. Defending litigation (and governmental claims) is time-consuming, expensive and disruptive to normal business operations. The outcome of litigation is difficult to predict and could result in substantial damage awards. While we maintain insurance against various claims, it is subject to deductibles, caps and other limitations and might not be sufficient to cover any claims that may be brought.

We have not been in compliance with SEC reporting requirements and NASDAQ listing requirements, which has increased our operating costs and could increase future compliance costs.
As a result of the delay in filing this Annual Report and our Quarterly Report on Form 10-Q for the period ended March 31, 2012, we have faced the possible delisting of our stock from the NASDAQ Global Select Market. Although we have filed the above reports within the grace period granted by NASDAQ, if NASDAQ determines that we fail to meet listing standards in the future and our stock is delisted:

•	the price of our stock and the ability of our stockholders to trade in our stock would be adversely affected; and

•	there may be other negative implications, including the potential loss of confidence by customers, suppliers and employees, and the loss of institutional investor interest in our company.
In addition, we will be ineligible to register our securities on Form S-3 (the most simplified registration form, which enables incorporation of other filed and to be filed SEC reports) until we have timely filed all required reports under the Exchange Act during the twelve months and any portion of a month immediately before the filing of a Form S-3. Although we may use Forms S-1 or S-4 to raise capital or complete acquisitions, our inability to incorporate certain SEC filings could increase transaction costs and the time to complete the registration of securities to be sold.

Failure to timely file periodic reports caused events of default under the indenture related to our senior notes and our unfunded credit facility.
The failure to timely file this Annual Report and our Quarterly Report on Form 10-Q for the period ended March 31, 2012 caused events of default under the indenture related to our Senior Notes and our undrawn senior secured revolving credit facility (the “Credit Facility”). We obtained waivers under our credit facility with respect to these defaults. In addition, under the terms of the Indenture, we elected to pay an additional 50 basis points per annum of interest on the Senior Notes to gain forbearance. Although these defaults should be cured by this filing, we cannot assure you that we will be able to obtain waivers with respect to any future default under our Credit Facility or Indenture. We also cannot assure you that, upon any acceleration arising from a default, we would have sufficient funds to repay all of the outstanding amounts under our Credit Facility (if it is then drawn) or the Indenture. Any acceleration of our outstanding debt could have a material adverse effect on our liquidity and financial condition.

Risks Related to our Business

We may not be able to sustain profitability in the future.
Our ability to sustain profitability will depend, in part, on our ability to:

•	attract and retain an adequate client base;

•	effectively manage a more sizable and geographically disperse business with large global enterprise projects;

•	react to changes, including technological changes, in the markets we target or operate in;

•	deploy our services and products into additional markets or industry segments;

•	respond to competitive developments and challenges;

•	attract and retain experienced and talented personnel; and

•	establish strategic business relationships.
We may be impacted by shifts or declines in the supply chain that could reduce our revenues.
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

Our failure to execute on these matters would have a negative impact on our operating results.

We may have difficulty implementing our software products, which would harm our business and relations with customers.
Our software products are complex and either perform or directly affect mission-critical functions across many different functional and geographic areas of an enterprise. Consequently, implementation of our software products can be a lengthy process, and commitment of resources by our clients is subject to a number of significant risks over which we have little or no control. The implementation time for certain of our applications may:

•	involve more significant integration efforts in order to complete implementation;

•	require the execution of implementation procedures in multiple layers of software;

•	offer a customer more deployment options and other configuration choices;

•	require more training; and

•	involve third party integrators tasked to change the customers' business processes concurrent with the implementation of the software.
Delays in the implementations of any of our software products, whether by our business partners or by us, may result in client dissatisfaction, disputes with our customers, damage to our reputation or cancellation of large projects. In recent periods, we have increased the number of complex projects with large global enterprise customers. Cancellation of a large, global implementation project could have a material adverse effect on our operating results.
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
Software license revenues in any quarter depend substantially upon contracts signed and software delivered in that quarter. Because of the timing of our sales, we typically recognize the substantial majority of our software license revenues in the last weeks or days of the quarter. It is difficult to forecast the timing of individual software license sales with a high degree of certainty due to the extended length of the sales cycle and the generally more complex contractual terms that may be associated with such licenses. Transactions, especially larger ones, often require the approval of our customers' boards of directors. We typically have little visibility into the decision making criteria at this level during the course of a sales cycle, making it difficult for us to forecast the timing of software license transactions.
We often sell multi-element transactions that may include combinations of software licenses, maintenance services, consulting services and Cloud Services. As a result, software license revenue may be delayed while we meet all of the conditions necessary for revenue recognition. Changes in commercial terms that affect revenue recognition can occur late in a sales cycle, increasing uncertainty in the timing of license revenue recognition.

We may have difficulty developing our new Cloud Services offerings, which could divert financial and management resources, harm our strategy and reduce future opportunities for future growth.
In recent periods, we have begun to offer solutions utilizing our Cloud Services platform. To date, sales of Cloud Services remain small compared to revenues generated by the remainder of our business. We have hired management personnel with significant expertise in developing and operating a Cloud Services business, and we have invested in leading technologies and developed high quality operations standards and infrastructure to support this growth. Further, this business involves a material change in our go-to-market approach and value proposition and involves utilizing evolving enterprise software practices. We may encounter difficulties developing our Cloud Services into a mature services offering, or the rate of adoption by our customers may be slower than anticipated. If our Cloud Services business does not grow or operate as expected, it could divert financial and management resources, harm our strategy and reduce opportunities for future revenue growth.
Our Cloud Services growth strategy involves taking on new responsibilities which could translate into new risks if we fail to deliver expected quality thresholds or experience unauthorized access or misuse of data in our cloud-based offerings.
Under our Cloud Services business model, we control certain day-to-day technology-related operational activities on behalf of our customers. We may not be able to meet the quality standards set out in our contracts which could result in significant exposure to us. In this regard, although our contracts contain limitations on liability, they may not be upheld. Additionally, as we expand our software hosting capabilities and offer more of our software applications to our customers on a hosted basis, our responsibility for data and system security with respect to data held in our hosting centers increases significantly. While we believe that our current software applications comply with applicable laws and industry security requirements, and while we believe that we use appropriate security measures to reduce the possibility of unauthorized access or misuse of data in the hosting center, we cannot provide absolute assurance that our hosted systems will not be breached, or that all unauthorized access can be prevented. If a security breach were to occur, a customer, regulatory agency or other person could seek redress from us, which could adversely affect our business.
The increased emphasis on our Cloud Services growth strategy could cause us to defer the recognition of revenue to future periods which may adversely affect our operating results.
Currently, we sell most of our software under perpetual licensing arrangements where we generally record revenue up front when the software is delivered. However, if our Cloud Services model is successful, increasing numbers of our customers will be able to access our software in a hosted environment or use downloaded software for a specified subscription period. Under this subscription licensing model, we recognize revenue over the subscription period instead of up front as in our perpetual licensing model. If our customers' purchases trend away from perpetual licenses towards subscriptions, we will experience a deferral of revenues and cash received from customers which could cause our revenues to decline over the short or long term.
We will face difficulties in our highly competitive markets which would adversely affect our business.
The supply chain software market continues to consolidate resulting in larger, new competitors with significantly greater financial and marketing resources and more numerous technical resources than we possess. This could create a significant competitive advantage for our competitors and negatively impact our business. It is difficult to estimate what long term effect these acquisitions will have on our competitive environment. We have encountered competitive situations with certain enterprise software vendors where, in order to encourage customers to purchase licenses of their specific applications and gain market share, we believe they have also offered to license at no charge or even discounted charges certain of their retail and/or supply chain software applications that compete with our solutions. If large competitors such as Oracle, SAP and IBM are willing to license their retail, supply chain and/or other applications at no charge, it would result in a more difficult competitive environment for our products. We cannot guarantee that we will be able to compete successfully for customers or acquisition targets against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition.
We also face competition from low-cost off-shore service providers and smaller boutique consulting firms that offer lower on-shore hourly rates. As these competitors gain more experience with our products, the quality gap between our service offerings and theirs may diminish, resulting in decreased revenues and profits from our consulting practice. In addition, we face increased competition for services work from ex-employees of JDA who offer services directly or through lower cost boutique consulting firms. These competitive service providers have taken business from JDA and, while some are still relatively small compared to our consulting services business, if they grow successfully, it will be largely at our expense.
Our operating results may be adversely affected as a result of our failure to meet contractual obligations under fixed-price contracts within our estimated cost structure.
A portion of our consulting services revenues are derived under fixed price arrangements that require us to provide identified deliverables for a fixed fee. Our failure to meet our contractual obligations under fixed price contracts within our estimated cost structure or contractual timeframe may result in our having to record a loss on the contract or a delay in the timing of revenue recognition to a future period in which the obligations are met, which may cause our operating results to suffer.

We may have difficulty integrating future acquisitions, which would reduce the anticipated benefits of those transactions.
We intend to continually evaluate potential acquisitions of complementary businesses, products and technologies, including those that are significant in size and scope. In pursuit of this strategy we have completed eleven acquisitions over the past thirteen years. Risks of acquisitions include:

•	if we incur significant debt to finance a future acquisition and our combined business does not perform as expected, we may have difficulty complying with debt covenants;

•	if we use our stock to make a future acquisition, it will dilute existing shareholders;

•	we may have difficulty assimilating the operations and personnel of any acquired company;

•	we may have challenges and additional investments involved in integrating new products and technologies into our sales and marketing process;

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

•	as successor, we may be subject to certain liabilities of our acquisition targets;

•	we may be required to sustain significant exit or impairment charges if products acquired in business combinations are unsuccessful; and

•	we may become involved in legal claims that could result in adverse outcomes in legal proceedings.
Our failure to effectively integrate any future acquisition would adversely affect the benefit of such transaction, including potential synergies or sales growth opportunities, to the extent in or the time frame anticipated.

We may not receive significant revenues from our current R&D efforts, which may limit our business from developing in ways that we currently anticipate.
Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. We have made and expect to continue making significant investments in software R&D and related product opportunities. If product life cycles shorten or key technologies upon which we depend change rapidly, we may need to make high levels of expenditures for R&D that could adversely affect our operating results if not offset by corresponding revenue increases. We believe that we must continue to dedicate a significant amount of resources to R&D efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will receive significant revenues from these investments.
We may face liability if our products are defective or, we make errors implementing our products or our clients experience significant problems with the implementation of or products.
Our software products are highly complex and sophisticated. As a result, they could contain design defects, software errors or security problems, including the possible risk of cybersecurity threats, that are difficult to detect and correct. In particular, it is common for complex software programs such as ours to contain undetected errors, particularly in early versions of our products. Errors are discovered only after the product has been implemented and used over time with different computer systems and in a variety of applications and environments. Despite extensive testing, we have in the past discovered certain defects or errors in our products or custom configurations only after our software products have been used by many clients.

In addition, implementation of our products may involve customer-specific configuration by third parties or us, and may involve integration with systems developed by third parties. Our clients may occasionally experience difficulties integrating our products with other hardware or software in their particular environment that are unrelated to defects in our products. Such defects, errors or difficulties may cause future delays in product introductions, result in increased costs and diversion of development resources, require design modifications or impair customer satisfaction with our products. If clients experience significant problems with the implementation of our products or are otherwise dissatisfied with their functionality or performance, or if our products fail to achieve market acceptance for any reason, our market reputation could suffer, and we could be subject to claims for significant damages. There can be no assurances that the contractual provisions in our customer agreements that limit our liability and exclude consequential damages will be enforced. Any such damages claim could impair our market reputation and could have a material adverse effect on our business, operating results and financial condition.

We may be subject to attempts by others to gain unauthorized access to our information technology systems, which could result in third-party claims and harm our business and results of operations.
We face attempts by others to gain unauthorized access through the Internet to our information technology systems. If successful, these attempts could harm the Company, its products, or its customers and end users. We seek to detect and investigate these security incidents and to prevent their occurrence, but in some cases we might be unaware of an incident or its magnitude and effects. The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position and reduce marketplace acceptance of our products; the value of our investment in R&D, product development, and marketing could be reduced; and third parties might assert against us claims related to resulting losses of confidential or proprietary information. Our business could be subject to significant disruption, and we could suffer monetary and other losses, including the cost of product recalls and returns and reputational harm, in the event of such incidents and claims.
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
We periodically receive notices or claims from others that we are infringing upon their intellectual property rights, especially patent rights. We expect the number of such claims will increase as the functionality of products overlap and the volume of issued software patents continues to increase. Responding to any infringement claim, regardless of its validity, could:

•	be time-consuming, costly and/or result in litigation;

•	divert management's time and attention from developing our business;

•	require us to pay monetary damages or involve settlement payments, either of which could be significant;

•	require us to enter into royalty and licensing agreements that we would not normally find acceptable;

•	require us to stop selling or to redesign certain of our products; or

•	require us to satisfy indemnification obligations to our customers.
If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be adversely affected.
We may not be able to adequately protect our intellectual property, and may incur additional liabilities by attempting to enforce our intellectual property rights.
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
We may need to litigate to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. As a result of any such litigation, we could lose our ability to enforce one or more patents or incur substantial unexpected operating costs. Any action we take to enforce our intellectual property rights could be costly, and could absorb significant management time and attention and could result in counterclaims, which, in turn, could negatively impact our operating results. In addition, failure to protect our trademark rights could impair our brand identity.

Litigation could harm our business.
As described in Part I, Item 3, “Legal Proceedings,” and Part IV, Item 15, Note 13 to our Consolidated Financial Statements, we are currently engaged in a number of legal proceedings. These legal proceedings are subject to inherent uncertainties, and unfavorable rulings could occur and could have a material adverse effect on our business, financial position, results of operations or cash flows. We could become subject to other legal proceedings and claims involving customer, stockholder, consumer, competition and other issues on a global basis.

If we lose access to critical third-party software or technology, our costs could increase and the introduction of new products and product enhancements could be delayed, potentially hurting our competitive position.
We license and integrate technology from third parties in certain of our software products. Our third-party licenses generally require us to pay royalties and fulfill confidentiality obligations. If we are unable to continue to license any of this third party software, or if the third party licensors do not adequately maintain or update their products, we would likely face delays in the releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our software products. These delays, if they occur, could harm our business, operating results and financial condition. It is also possible that intellectual property acquired from third parties through acquisitions, mergers, licenses, or otherwise obtained may not have been adequately protected, or infringes another party's intellectual property rights.
Economic, political and market conditions can adversely affect our revenue and profitability.
Our revenue and profitability depend on the overall demand for our software and related services. Historically, events such as terrorist attacks, natural catastrophes and contagious diseases have created uncertainties in our markets and caused disruptions in our sales cycles. In addition, our business is highly susceptible to economic conditions globally and in the regions where we operate. During the prolonged global economic downturn businesses are currently facing, we have experienced longer sales cycles, deferrals of sales into future periods, cancellation of sales, longer payment terms, greater discounting and, following a sale, slower payments or the inability of some customers to pay amounts when due. Further, during recessionary periods, customers are more resistant to increases in maintenance fees, which represents the largest component of our revenues, and are more inclined to use lower cost providers for maintenance, implementation, and other services related to our software. All of these factors adversely affect our quarterly or annual operating results and our financial condition.

We may be unable to retain key personnel and do not have in place “key person” life insurance policies.
While the rate of retention of our employees is high compared to industry averages, our operations are dependent upon our ability to attract and retain highly skilled employees; and the loss of certain key individuals to any of our competitors could adversely impact our business. Our performance depends in large part on the continued performance of our executive officers and other key employees.
In addition, we do not have in place “key person” life insurance policies on any of our employees. The loss of the services of key executive officers or employees without a successor in place, or any difficulties associated with a successor, could negatively affect our financial performance.

We have a substantial amount of debt, which could adversely affect our business.
In January 2010, we incurred $275 million of long-term debt through the issuance of our Senior Notes. Our indebtedness could have significant adverse effects on our business, including the following:

•	we must use a portion of our cash flow from operations to pay interest on our indebtedness, which will reduce the funds available to us for operations and other purposes;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•	our indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt;

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited; and

•	our indebtedness may make us more vulnerable to economic downturns and adverse developments in our business.
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
As a result of financial, business, economic and other factors, many of which we cannot control, our business may not generate sufficient cash flow from operations in the future and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness, including our outstanding notes, or to fund other liquidity needs. If we do not have sufficient cash resources in the future, we may be required to refinance all or part of our then existing debt, sell assets, issue stock or borrow more money. There can be no assurance that we will be able to accomplish any of these alternatives on terms acceptable to us or at all. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. Further, issuances of capital stock would be dilutive to existing stockholders.
We may incur substantial additional indebtedness that could further exacerbate the risks associated with our indebtedness.
We may incur substantial additional indebtedness in the future. Although the Indenture governing our outstanding Senior Notes contains restrictions on our incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial additional secured or unsecured indebtedness, that may include financial ratio requirements and other covenants. For example, in March 2011, we entered into the Credit Agreement which provides for cash borrowings and letters of credit under our $100 million senior secured revolving Credit Facility. The Credit Agreement requires us to maintain a minimum fixed charge ratio, a maximum total leverage ratio and, under certain circumstances, a minimum liquidity requirement. Although we have not drawn upon the line of credit as of December 31, 2011, if we incur additional debt, the risks related to our leverage and debt service requirements would increase.

There are many risks associated with international operations, which may negatively impact our overall business and profitability.
International revenues represented approximately 40% to 45% of our total revenues for the years ended December 31, 2011, 2010 and 2009 and we expect to generate a significant portion of our revenues from international sales in the future. Our international business operations are subject to risks associated with international activities, including:

•	currency fluctuations, the impact of which could significantly increase as a result of:

◦	our continuing expansion of the CoE in India; and

◦	the acquisition of i2, as the majority of i2's international expenses, including the compensation expense of over 65% of its employees, is denominated in currencies other than the U.S. dollar;

•	higher operating costs due to the need to comply with local laws or regulations;

•	lower margins on consulting services;

•	competition from low-cost service providers;

•	existing burdensome (and/or unexpected changes in) employment and other regulatory requirements;

•	tariffs and other trade barriers;

•	costs and risks of adapting our products for use in foreign countries;

•	longer payment cycles in certain countries;

•	potentially negative tax consequences;

•	difficulties in staffing and managing geographically disparate operations;

•	greater difficulty in safeguarding intellectual property, licensing and other trade restrictions;

•	ability to negotiate and have enforced favorable contract provisions;

•	repatriation of earnings;

•	challenges in finding qualified management for our international operations;

•	greater incidences of corruption in certain jurisdictions;

•	varying and stricter privacy laws;

•	general economic conditions in international markets; and

•	challenges in developing and deploying the skills required to service our broad set of product offerings across the markets we serve.
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

If we experience expansion delays or difficulties with our CoE in India, our costs may increase and our margins may decrease.
Our CoE in India contains over one third of our entire employee base and provides a broad range of activities including product development, customer support and implementation consulting services. We may encounter certain difficulties operating our CoE, such as:

•	being unable to provide the onshore/offshore mix of services required to achieve our consulting gross margin objectives;

•	encountering quality or customer satisfaction issues;

•	losing competitive advantage due to elevated wage inflation or unfavorable taxation policies;

•	experiencing elevated unplanned associate attrition;

•	experiencing disruptions in operations due to local political instability, terrorist activities or unreliable local

•	infrastructure;

•	experiencing negative impacts on our business due to local laws and regulatory changes; and

•	being unable to hire or retain sufficient personnel with the necessary skill sets to meet our needs in a timely manner.

Failure to effectively hedge our exposure to fluctuations in foreign currency exchange rates could unfavorably affect our performance.

We utilize derivative instruments to hedge our exposure to fluctuations in foreign currency exchange rates. Some of these instruments and contracts may involve elements of market and credit risk in excess of the amounts recognized in our financial statements. Further, revenue from our international operations may decrease if we do not effectively hedge our exposure to currency fluctuations.

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
Risks Related to our Stock
Our operating results may fluctuate significantly, which could adversely affect the price of our stock.
Our quarterly operating results have varied in the past and are expected to continue to vary in the future. If our quarterly or annual operating results, particularly our software revenues, fail to meet management's or analysts' expectations, the price of our stock could decline. Many factors may cause these fluctuations, including:

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

•	our limited ability to reduce costs in the short term to compensate for any unanticipated shortfall in product or services revenue; and

•	the adoption of new accounting standards.
Charges to earnings resulting from past or future acquisitions or internal reorganizations may also adversely affect our operating results. Under the acquisition method of accounting, we allocate the total purchase price to an acquired company's net tangible assets, amortizable intangible assets and in-process R&D, if any, based on their fair values as of the date of the acquisition and record the excess of the purchase price over those fair values as goodwill. Management's estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. As a result, any of the following or other factors could result in material charges that would adversely affect our results:

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
Our ability to use U.S. net operating loss carryforwards and credit carryforwards might be limited.
Our ability to utilize net operating losses (“NOLs”), built-in losses (“BILs”), and tax credit carryforwards to offset our future taxable income and/or to recover previously paid taxes would be limited if we were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (the “Code”). In general, an “ownership change” occurs whenever the percentage of the stock of a corporation owned by “5-percent shareholders” increases by more than 50 percentage points at any time over a testing period.
An ownership change under Section 382 of the Code would establish an annual limitation to the amount of NOLs, BILs, and tax credit carryforwards we could utilize to offset our taxable income in any single year. The application of these limitations might prevent full utilization of the deferred tax assets attributable to our NOLs, BILs, and tax credit carryforwards.
Anti-takeover provisions in our organizational documents and Delaware law could prevent or delay a change in control.
Our certificate of incorporation, which authorizes the issuance of “blank check preferred” stock, and Delaware state corporate laws which restrict business combinations between a corporation and 15% or more owners of outstanding voting stock of the corporation for a three-year period, individually or in combination, may discourage, delay or prevent a merger or acquisition that a JDA stockholder may consider favorable.

Item 1B.	Unresolved Staff Comments
We received a comment letter from the staff of the SEC dated December 12, 2011 regarding a review of our December 31, 2010 Form 10-K and Form 8-K filed June 1, 2011. The SEC requested additional information and provided comments related to our revenue recognition policies and other accounting and reporting matters. We responded to the SEC and believe we have addressed the SEC's comments. However, as of the filing date of this Form 10-K, the SEC's review of our filings is not complete, and they may have further comments.

Item 2.	Properties
We own our corporate office facility in Scottsdale, Arizona. The corporate office facility includes a 136,000 square foot, three-story office building, a two-story parking garage, and approximately 8.8 acres of land upon which these structures are located. The corporate office is used for certain of our sales, marketing, consulting, customer support, training, and product development functions, as well as executive and administrative functions. As of December 31, 2011, we have leased approximately 26,000 square feet of excess office space in our corporate office facility, and have identified an additional 12,000 square feet that is available for lease.
We currently lease office space in the Americas for 15 regional sales and support offices across the United States and Latin America, and for 23 other international sales and support offices located in major cities throughout Europe, Asia, Australia, Japan and the CoE facilities in Bangalore and Hyderabad, India. The leases are primarily non-cancelable operating leases with initial terms ranging from one to 20 years that expire at various dates through the year 2020. None of the leases contain contingent rental payments. However, certain of the leases contain scheduled rent increases and renewal options. We believe our existing facilities are adequate for our current needs and for the foreseeable future. We expect that suitable additional or alternative space will be available on commercially reasonable terms as needed. As of December 31, 2011, we have sublet approximately 233,000 square feet of excess office space through 2014, and have identified an additional 50,000 square feet that we are trying to sublet.

Item 3.	Legal Proceedings
Information pertaining to legal proceedings can be found in Part IV, Item 15, Note 13, “Legal Proceedings,” to our Consolidated Financial Statements and is incorporated herein by reference.

Item 4.	Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Our common stock trades on the NASDAQ Global Select Stock Market under the symbol “JDAS.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock for the two most recent fiscal years as reported on NASDAQ.

	High	Low
2011
First Quarter	$31.08	$27.10
Second Quarter	$35.02	$28.60
Third Quarter	$33.27	$22.83
Fourth Quarter	$34.83	$22.09
2010
First Quarter	$29.95	$24.94
Second Quarter	$31.72	$21.75
Third Quarter	$25.98	$21.03
Fourth Quarter	$28.82	$20.76
On June 30, 2012, the closing sale price for our common stock was $29.69 per share. On this date, there were approximately 305 holders of record of our common stock, one of which is Cede & Co., a nominee for the Depository Trust Company. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at the Depository Trust Company and therefore are considered to be held of record by Cede & Co. as one shareholder. We have never declared or paid any cash dividend on our common stock. Since we presently intend to retain future earnings to finance the growth and development of our business, we do not anticipate paying cash dividends on our common stock in the foreseeable future.
See Item 1A for a discussion of risk factors which have and may continue to impact our operating results and adversely affect the market price of our common stock. See Item 12 for information regarding securities authorized for issuance under equity compensation plans.

Stock Performance Graph
The graph below compares the cumulative total return on our Common Stock with the NASDAQ Stock Market index (U.S. companies) and the cumulative total return of NASDAQ Computer and Data Processing Stocks (Peer Group) for the period from December 31, 2006 to December 31, 2011. The comparison assumes that $100 was invested on December 31, 2006 in our Common Stock and in each of the comparison indices, and assumes reinvestment of dividends.
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2011

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
JDA Software Group, Inc.	$100.0	$148.6	$95.3	$185.0	$203.3	$235.2
Nasdaq Stock Market (U.S. Companies)	100.0	108.5	66.4	95.4	113.2	113.8
NASDAQ Computer and Data Processing Stocks (Peer Group)	100.0	122.2	70.3	115.0	130.5	126.5
The information contained in the Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

Item 6.	Selected Financial Data
The consolidated statement of operations data for the years ended December 31, 2010, 2009, 2008, and 2007, and the consolidated balance sheet data as of December 31, 2010, 2009, 2008, and 2007, have been restated as set forth in this Annual Report on Form 10-K. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and our Consolidated Financial Statements and the related notes thereto appearing in Part IV, Item 15. The information presented in the following tables has been adjusted to reflect the restatement resulting from the review of our revenue recognition practices, as is more fully described in the “Explanatory Note Regarding Restatement” immediately preceding Part I, Item 1 and in Note 23, “Restatement of Previously Issued Financial Statements,” to our Consolidated Financial Statements in Part IV, Item 15. We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,
	2011	2010 (6)	2009 (6)	2008 (7)			2007 (7)
		As Restated	As Restated	As Reported	Adjustments (Unaudited)	As Restated (Unaudited)	As Reported	Adjustments (Unaudited)	As Restated (Unaudited)
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Total revenue	$691,243	$593,742	$390,968	$390,332	$(8,816)	$381,516	$373,575	$(2,560)	$371,015
Operating income	124,328	21,359	45,493	20,308	(8,816)	11,492	48,777	(2,560)	46,217
Net income	82,688	2,141	27,575	3,124	(3,510)	(386)	26,522	(2,018)	24,504
Income (loss) applicable to common shareholders	$82,688	$2,141	$18,982	$3,124	$(3,510)	$(386)	$26,522	$(2,018)	$24,504
Basic net income (loss) per common share	$1.95	$0.05	$0.54	$0.09	$(0.10)	$(0.01)	$0.79	$(0.06)	$0.73
Diluted net income (loss) per common share	$1.93	$0.05	$0.54	$0.09	$(0.10)	$(0.01)	$0.76	$(0.05)	$0.71
Shares used in computing basic net income (loss) per common share	42,412	41,173	34,936	34,339	—	34,339	33,393	—	33,393
Shares used in computing diluted net income (loss) per common share	42,761	41,710	35,258	35,185	(846)	34,339	34,740	—	34,740

	As of December 31,
	2011	2010 (6)	2009 (6)
		As Restated	As Reported	Adjustments (Unaudited)	As Restated (Unaudited)
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$285,512	$171,618	$75,974	$—	$75,974
Restricted cash(1),(5)	9,385	34,854	287,875	—	287,875
Working capital(1)	276,602	168,193	345,672	(6,116)	339,556
Goodwill and other intangible assets(2)	373,259	418,775	254,936	(1,228)	253,708
Total assets(1),(2),(3)	1,170,958	1,131,942	821,666	9,485	831,151
Long-term debt(1)	273,210	272,695	272,250	—	272,250
Stockholders’ equity(2),(4)	691,173	604,231	411,436	(3,573)	407,863

	As of December 31,
	2008 (7)			2007 (7)
	As Reported	Adjustments (Unaudited)	As Restated (Unaudited)	As Reported	Adjustments (Unaudited)	As Restated (Unaudited)
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$32,696	$—	$32,696	$95,288	$—	$95,288
Restricted cash(1),(5)	—	—	—	—	—	—
Working capital(1)	32,139	(2,591)	29,548	67,863	(931)	66,932
Goodwill and other intangible assets(2)	282,489	(1,227)	281,262	311,355	(1,219)	310,136
Total assets(1),(2),(3)	524,776	6,492	531,268	622,225	3,762	625,987
Long-term debt(1)	—	—	—	92,536	—	92,536
Redeemable preferred stock	50,000	—	50,000	50,000	—	50,000
Stockholders’ equity(2),(4)	341,495	(5,526)	335,969	335,796	(2,018)	333,778

_______________________________________

(1)
The increase in restricted cash, total assets, working capital and long term debt in 2009 resulted primarily from the net proceeds from the sale of $275 million of five-year, 8.0% Senior Notes. These net proceeds together with cash on hand at JDA and i2, were subsequently used to fund the cash portion of the merger consideration paid in the acquisition of i2  on January 28, 2010.

(2)	The increase in goodwill and other intangible assets, total assets and stockholders’ equity in 2010 resulted primarily from the acquisition of i2.

(3)
The decrease in total assets from 2007 to 2008 resulted primarily from the payment of a one-time $20 million reverse termination fee, and $6.8 million of other finance and related costs associated with an abandoned acquisition, as well as the payment of $99.6 million of long-term borrowings.

(4)	We have never declared or paid a cash dividend on our common stock.

(5)
The decrease in restricted cash in 2011 resulted primarily from the release of a $25 million supersedeas bond in connection with a litigation settlement. See Note 13 to the Consolidated Financial Statements in Part IV, Item 15, for further discussion.

(6)
See “Explanatory Note” immediately preceding Part I, Item 1 and Note 23 to the Consolidated Financial Statements in Part IV, Item 15, for a discussion of the corrections reflected in these restated numbers.

(7)
The consolidated statements of operations data for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 have been corrected to reflect adjustments and corrections described in footnote 6 above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations contain certain forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements concerning, among other things, our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures; R&D programs; sales and marketing initiatives; and competition. Forward-looking statements are generally accompanied by words such as “will” or “expect” and other words with forward-looking connotations. All forward-looking statements included in this Form 10-K are based upon information available to us as of the filing date of this Form 10-K. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Risk Factors” elsewhere in this Form 10-K. You should carefully consider the risks and uncertainties described under this section.
Restatement

The following management's discussion and analysis reflects a restatement of

•
our consolidated balance sheet as of December 31, 2010 and the consolidated statements of income, stockholders' equity, comprehensive income and cash flows for the fiscal years ended December 31, 2010 and 2009; and

•	our unaudited quarterly financial information for the first three quarters of fiscal 2011 and each quarter in our fiscal year ended December 31, 2010.

The restatement reflects adjustments primarily related to the following areas:

•
In the course of our review, we identified software license and associated services agreements that were deemed to be linked but previously accounted for as separate transactions. To correct these items, we recognized software license revenue for such transactions when the services agreement was executed, which was often the quarter immediately following the time when the license agreement is executed.

•
The restatement reflects our determination that VSOE of fair value did not exist for Cloud Services and certain types of consulting arrangements. To correct these items, revenue associated with certain software license agreements and related services was deferred and recognized over the longest period for any undelivered services, often three years, or when VSOE of fair value was obtained, commencing once services began.

•
In connection with the restatement, we also recorded certain aggregated adjustments during the restatement periods that were previously considered immaterial. As part of the restatement, these adjustments have now been reflected in the periods in which the item arose.

In general, the restatement had the effect of shifting revenue and profits from periods prior to 2011 to future periods.

The following items are not affected by the restatement:

•	The restatement does not call into question the existence of total reported revenue but does change the time periods during which revenue was recognized.

•	The restatement does not impact actual cash received or the reported cash balance as of December 31, 2011, 2010 and 2009, respectively.

Effects of the Restatement

The restatement resulted from an investigation into our revenue recognition policies and practices by the Division of Corporation Finance and the Division of Enforcement of the SEC, which in turn prompted an internal investigation by our Audit Committee.

The withdrawal of our financial statements, the restatement and the related investigations have had the following effects on our business and results of operations:

•
We have incurred material additional professional fees and costs related to the SEC inquiries, the preparation of a plan of compliance to stem a delisting of our common stock, the Audit Committee investigation, a lawsuit filed by a stockholder in Delaware seeking to review our books and records for potential fiduciary duty or disclosure violations, and increased accounting and finance personnel.

•
We have also incurred additional interest costs arising out of our election to pay an additional 50 basis points per annum in order to obtain forbearance of a default relating to the reporting covenants contained in the Indenture governing our Senior Notes.

Although the increased interest costs will cease to accrue upon the filing of this Report, we will continue to incur additional professional fees and other costs relating to the SEC's investigation by its Division of Enforcement and the lawsuit filed in Delaware.  The Company could also face additional investigations or litigation arising out of this situation, which would  result in increased costs and expenses relating to the defense of these matters, and could result in fines, penalties, settlements, damage awards, any of which could materially adversely affect us.  Further, non-litigation actions by activist stockholders seeking to change the Board of Directors or management, to cause the Company to take certain actions, or to adopt or change current policies and practices could increase our operating costs as we assess and deal with these issues.

Additional Information

For more information regarding the restatement, refer to “Explanatory Note Regarding Restatement” immediately preceding Part I, Item 1, Part II, Item 6, “Selected Financial Data,” and Note 23, “Restatement of Previously Issued Financial Statements,” and Note 21, “Quarterly Data (Unaudited),” to our Consolidated Financial Statements in Part IV, Item 15.

Significant Trends and Developments in Our Business
Acquisition of i2 Technologies, Inc.  On January 28, 2010, we completed the acquisition of i2 for approximately $600.0 million, which included cash consideration of approximately $432.0 million and the issuance of approximately 6.2 million shares of our common stock.
Financial Position and Cash Flow Provided by Operations.  We had working capital of $276.6 million at December 31, 2011 compared to $168.2 million at December 31, 2010. The working capital balance at December 31, 2011 and 2010 includes $285.5 million and $171.6  million, respectively, in cash and cash equivalents and $8.7 million and $34.1 million, respectively, of restricted cash. During 2011, we generated $109.8 million in cash flow from operating activities. Additionally, in March 2011, we secured a $100.0 million line of credit that we have not drawn upon to date. See Note 10 to our Consolidated Financial Statements for further information. We anticipate that our existing capital resources, along with the cash to be generated from operations and our existing line of credit will enable us to maintain currently planned operations, acquisitions, debt repayments and capital expenditures for the foreseeable future.
Legal Proceedings.  In recent periods, the Company's results of operations and cash flows and balances have been materially impacted by litigation costs and settlements, including the following:

•
In connection with the acquisition of i2, the Company essentially inherited litigation against i2 which had been instituted by Dillard's, Inc. (“Dillard's”)  The Company accrued $19.0 million in 2010 relating to this litigation, and recorded charges of an additional $35.0 million in 2011, as part of a $57.0 million cash settlement (which included a $3.0 million contribution from  i2's insurer).

•
The Company also inherited a case filed by i2 against Oracle Corporation (“Oracle”), which settled in 2011.  Under the settlement, Oracle paid i2 $35.0 million and agreed to provide up to $2.5 million in license and technical support within two years.

•	The Company settled litigation by Sky Technologies LLC, and recorded a $4.0 million charge in 2011 related to this matter. This amount was paid in settlement to Sky Technologies LLC in 2012.
For more information regarding our legal proceedings, refer to Note 13, “Legal Proceedings,” to our Consolidated Financial Statements in Part IV, Item 15.

Results of Operations
Revenues
The following table summarizes revenues and the components of total revenue as a percentage of total revenue:

	Year Ended December 31,						Dollar Change from
	2011		2010 (As Restated)		2009 (As Restated)		2010	2009 (As Restated)
	(in thousands, except percentages)
Software licenses	$140,217	20%	$91,490	15%	$91,789	23%	$48,727	$(299)
Subscriptions and other recurring revenues	16,763	2%	$21,143	4%	$3,873	1%	(4,380)	17,270
Maintenance services	265,785	38%	245,777	41%	179,256	46%	20,008	66,521
Product revenues	422,765	61%	358,410	60%	274,918	70%	64,355	83,492
Service revenues	268,478	39%	235,332	40%	116,050	30%	33,146	119,282
Total revenues	$691,243	100%	$593,742	100%	$390,968	100%	$97,501	$202,774
Software and Subscription Revenues
The following table summarizes software and subscription revenues by region:

	Year Ended December 31,			Dollar Change from
	2011	2010 (As Restated)	2009 (As Restated)	2010	2009 (As Restated)
	(in thousands)
Americas	$100,754	$82,231	$62,906	$18,523	$19,325
Europe	42,318	19,835	19,986	22,483	(151)
Asia/Pacific	13,908	10,567	12,770	3,341	(2,203)
Total software & subscription revenues	$156,980	$112,633	$95,662	$44,347	$16,971

The increase in software and subscription revenues in 2011 compared to 2010 is primarily due to an increase in large transactions (greater than $1.0 million).  There were 37 large transactions in 2011 as compared to 21 large transactions in 2010.  Our trailing twelve month average selling price was approximately $0.8 million at December 31, 2011 as compared to $0.6 million at December 31, 2010.

The increase in software and subscriptions revenues in 2010 compared to 2009 is primarily due to the acquisition of i2 and an increase in large transactions.  There were 21 large transactions in 2010 compared to 19 large transactions in 2009.
Maintenance Services
Maintenance services revenues increased in 2011 compared to 2010 primarily due to the continued strong retention rate and the high level of attachment of maintenance contracts to new license deals. The annualized retention rate in 2011 remained high at 95.5 percent. In addition, net favorable foreign exchange rate variances increased maintenance services revenues in 2011 by approximately $4.6 million compared to 2010.
Maintenance services revenues increased in 2010 compared to 2009 primarily due to $59.9 million of new incremental maintenance revenues from the i2 products and the year-over-year improvement in retention rates. The annualized retention rate in 2010 increased to 95.6 percent from 92.4 percent in 2009. In addition, net favorable foreign exchange rate variances increased maintenance services revenues in 2010 by $1.9 million compared to 2009 due primarily to the weakening of the U.S. dollar against currencies in the Asia Pacific region.

Service Revenues
Service revenues, which include consulting services, Cloud Services, education services revenues, and reimbursed expenses, increased in 2011 compared to 2010 primarily due to consulting services and improved utilization rates.
Service revenues increased in 2010 compared to 2009 primarily due to $95.0 million of new incremental service revenues from i2. Excluding these incremental revenues, our core consulting services business increased approximately $24.3 million in 2010 compared to 2009 primarily as a result of our improved software sales performance over the past three years and an increase in billable hours from certain large ongoing projects in each of our regions.
Gross Profits (in thousands, except percentage amounts):

	Year Ended December 31,
	2011	2010 (As Restated)	2009 (As Restated)
	(in thousands, except percentages)
Total gross profit on product revenues	$355,621	$294,569	$224,651
Total gross profit on service revenues	64,069	44,427	20,892
Product gross profit as a percentage of products sales	84%	82%	82%
Service gross profit as a percentage of services	24%	19%	18%
Gross Profit on Product Revenues.  The increase in gross profits of $61.1 million on product revenues in 2011 as compared to 2010 primarily relates to the increase in product revenues of $64.4 million, slightly offset by $3.4 million of higher costs of maintenance services.
The increase in gross profits of $69.9 million on product revenues in 2010 as compared to 2009 primarily relates to: the increase in product revenues of $83.5 million, offset in part by $1.0 million of higher costs of software licenses related to increases in royalties on embedded third-party software applications; $3.1 million of higher amortization of software technology acquired in the i2 acquisition and $9.4 million of an increase in the cost of maintenance services related to increased salaries; incentive compensation and related benefits resulting from the employees added in the i2 acquisition; and an increase in maintenance royalties and fees paid to third parties who provide first level support to certain of our customers.
Gross Profit on Service Revenues.  The increase in gross profits of $19.6 million on services revenues in 2011 as compared to 2010 primarily relates to an increase in service revenue of $33.1 million, offset in part by an increase in costs of $13.5 million.
The increase in gross profits of $23.5 million on services revenues in 2010 as compared to 2009 primarily relates to an increase in service revenue of $119.3 million, offset in part by an increase in salaries, incentive compensation and related benefits resulting from the employees added in the i2 acquisition, a $16.3 million increase in outside contractor costs, and a $3.9 million increase in travel costs.

Operating Expenses
Product Development
The following table summarizes product development expenses in dollars and as a percentage of total revenues:

	Year Ended December 31,						Dollar Change from
	2011		2010 (As Restated)		2009 (As Restated)		2010	2009 (As Restated)
	(in thousands, except percentage amounts)
Product development	$76,898	11%	$72,723	12%	$51,215	13%	$4,175	$21,508
Product development expense dollars increased in 2011 compared to 2010 primarily due to an increase in salaries, incentive compensation and related benefits, but remained constant as a percentage of revenue as we continue to invest in the advancement of our technologies.
Product development expense dollars increased in 2010 compared to 2009 primarily due to an increase in salaries, incentive compensation and related benefits resulting from the employees added in the i2 acquisition. However, product development expense dollars decreased as a percentage of revenue as a result operating leverage achieved in 2010.

Sales and Marketing
The following table summarizes sales and marketing expenses in dollars and as a percentage of total revenues:

	Year Ended December 31,						Dollar Change from
	2011		2010 (As Restated)		2009 (As Restated)		2010	2009 (As Restated)
	(in thousands, except percentage amounts)
Sales and marketing	$104,128	15%	$91,341	15%	$65,989	17%	$12,787	$25,352
Sales and marketing expenses in 2011 increased compared to 2010 primarily due to an increase in salaries, incentive compensation and related benefits primarily from the investment in sales and marketing in 2011 and increased commissions on higher sales.
Sales and marketing expense dollars increased in 2010 compared to 2009 primarily due to an increase in salaries, incentive compensation, travel expenses and related benefits resulting from the employees added in the i2 acquisition. However, sales and marketing expense dollars decreased as a percentage of revenue as a result of operating leverage achieved in 2010.
General and Administrative
The following table summarizes general and administrative expenses in dollars and as a percentage of total revenues:

	Year Ended December 31,						Dollar Change from
	2011		2010 (As Restated)		2009 (As Restated)		2010	2009 (As Restated)
	(in thousands, except percentage amounts)
General and administrative	$72,493	10%	$72,112	12%	$47,580	12%	$381	$24,532
General and administrative expense dollars did not change significantly in 2011 compared to 2010 primarily because of cost containment measures, the recovery of approximately $2.5 million in previously written off receivables and improved collection efforts. These improvements were partially offset by increased salaries, incentive compensation and related benefits.
We have incurred significant costs and expenses relating to the SEC inquiries, the preparation of a NASDAQ plan of compliance, the Audit Committee investigation, a lawsuit filed by a stockholder in Delaware seeking to review our books and records, the restatement, and increased accounting and finance personnel and increased interest costs of approximately $10.7 million for the six months ended June 30, 2012.
General and administrative expense dollars increased in 2010 compared to 2009 primarily due to an increase in legal costs, of which $9.4 million were related to the ongoing litigation between Dillard’s and i2 and the patent infringement litigation i2 filed against Oracle, as well as an increase in salaries, incentive compensation and related benefits resulting from the employees added in the i2 acquisition. These increases in costs were partially offset by as a result of the operating leverage achieved in 2010 and resulted in approximately the same percentage of revenue as compared to 2009.
Amortization of Intangibles

	Year Ended December 31,			Dollar Change from
	2011	2010	2009	2010	2009
	(in thousands)
Amortization of intangibles	$38,421	$38,415	$23,633	$6	$14,782
Amortization of intangibles in 2011 remained relatively constant to 2010. The increase in amortization of intangibles in 2010 compared to 2009 is due primarily to the amortization on customer list and trademark intangible assets acquired in the i2 acquisition, offset in part to the cessation of amortization on certain trademark intangibles from prior acquisitions that are now fully amortized.

Restructuring Charges

	Year Ended December 31,			Dollar Change from
	2011	2010	2009	2010	2009
	(in thousands)
Restructuring charges	$1,922	$20,931	$6,865	$(19,009)	$14,066
The 2011 restructuring charges are primarily for termination benefits of approximately $0.8 million and office closures and contract terminations of approximately $0.8 million associated with the acquisition of i2 and the continued transition of additional on-shore activities to our CoE facilities. The remaining $2.6 million primarily relates to the final costs for the office closures and is expected to be paid during fiscal 2012.
The 2010 restructuring charges are primarily for termination benefits, office closures and contract terminations associated with the acquisition of i2 and the continued transition of additional on-shore activities to our CoE facilities. The charges include $14.1 million for termination benefits related to a workforce reduction of approximately 200 employees primarily in product development, sales, information technology and other administrative positions primarily in the Americas. In addition, the charges include $6.9 million for estimated costs to close and integrate redundant office facilities and for the integration of information technology and termination of certain i2 contracts that have no future economic benefit to the Company and are incremental to the other costs that will be incurred by the combined Company.
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
Other Operating Expenses

	Year Ended December 31,			Dollar Change from
	2011	2010	2009	2010	2009
	(in thousands)
Acquisition-related costs	$—	$8,115	$4,768	$(8,115)	$3,347
Litigation provision and settlements, net	$1,500	$14,000	$—	$(12,500)	$14,000
Acquisition-Related Costs.  During 2010, we expensed approximately $8.1 million of costs related to the acquisition of i2. These costs consist primarily of investment banking fees, commitment fees on unused bank financing, legal, accounting and other outside professional fees. During 2009, we expensed approximately $4.8 million of costs related to the acquisition of i2. These costs consisted primarily of investment banking fees, commitment fees on unused bank financing, legal and accounting fees.

Litigation Provision and Settlements, Net.  We received $35.0 million in cash and a $2.5 million license and technical support credit related to a favorable litigation settlement of a patent infringement claim against Oracle in 2011, which was partially offset by our settlement with Dillard's of $57.0 million. As we had already accrued a total of $19.0 million in 2010 and we had insurance recoveries of $3.0 million, the expense recorded in 2011 associated with Dillard's was $35.0 million. In addition, we had a $4.0 million provision for settlement costs related to an intellectual property dispute. We expensed $14.0 million in 2010 related to our litigation with Dillard’s. See Note 13 to our Consolidated Financial Statements in Part IV, Item 15, for further information.

Interest Expense and Other Income

	Year Ended December 31,			Dollar Change from
	2011	2010 (As Restated)	2009 (As Restated)	2010	2009 (As Restated)
	(in thousands)
Interest expense and amortization of loan fees	$25,500	$24,758	$2,712	$742	$22,046
Finance costs on abandoned acquisition	—	—	(767)	—	767
Interest income and other, net	$3,791	$1,478	$1,213	$2,313	$265
Interest Expense and Amortization of Loan Fees.  The interest expense and amortization of loan fees remained comparable for 2011 relative to 2010. The increase in interest expense and amortization of loan fees in 2010 compared to 2009 is due primarily to $23.4 million of interest on the Senior Notes issued and amortization of $1.4 million on the original issue discount on the Senior Notes and related loan origination fees.
Finance Costs on Abandoned Acquisition.  During 2008, we accrued $5.3 million in finance costs related to loan origination ($3.4 million) and “ticking” fees ($1.9 million) on debt financing related to an abandoned acquisition. During 2009, approximately $0.8 million of the “ticking” fees were waived pursuant to a mutual release agreement and the related expense was reversed.
Interest Income and Other, Net.  The increase in interest income and other, net in 2011 as compared to 2010 is primarily as a result of higher net foreign currency gains and interest income. There was no significant change in interest income and other, net in 2010 as compared to 2009.
Income Tax Provision

	Year Ended December 31,			Dollar Change from
	2011	2010 (As Restated)	2009 (As Restated)	2010	2009 (As Restated)
	(in thousands)
Income tax provision (benefit)	$19,931	$(4,062)	$17,186	$23,993	$(21,248)
Our effective income tax rates were 19.4% and 211.5% in 2011 and 2010, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The effective tax rate in 2011 is lower than the United States federal statutory rate of 35% primarily due to the release of income tax reserves resulting from expiring tax audit statutes in foreign jurisdictions and recording the benefit of a specified tax deduction that offsets a substantial portion of our litigation settlement as well as the settlement of foreign tax liabilities. The effective tax rate in 2010 is higher than the United States federal statutory rate of 35% primarily due to the release of income tax reserves resulting from expiring tax audit statutes for U.S. state income tax returns and recording the benefit of R&D credits and the effect these larger benefits have on a low pre-tax book loss.
We conduct business globally and, as a result, JDA Software Group, Inc. or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Our business operations in India have been granted a tax holiday from income taxes through the tax year ended March 31, 2011.  This tax holiday did not have a significant impact on our 2011 or 2010 operating results; however, our overall effective tax rate benefited by $0.3 million, $1.1 million and $0.9 million in 2011, 2010 and 2009, respectively.  The tax holiday benefit is reflected in the foreign rate differential line of the Company's rate reconciliation.  While we operate in jurisdictions with lower tax rates than the US, the effect of the lower rates on our overall tax expense has been immaterial.  Furthermore, we expect the effect of any future benefit of lower foreign tax rates will also be immaterial.
Our effective income tax rates were 211.5% and 38.4% in 2010 and 2009, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The effective tax rate in 2010 is higher than the United States federal statutory rate of 35% primarily due to the release of income tax reserves resulting from expiring tax audit statutes for U.S. state income tax returns and recording the benefit of R&D credits and the effect these larger benefits have on a low pre-tax book loss. The effective tax rate in 2009 is higher than the United States federal statutory rate of 35% due to the increase in liability for uncertain tax positions partially offset by recording the benefit of R&D credits, Section 199 deduction and release of foreign valuation allowance.

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
Segments Data
JDA is a leading global provider of sophisticated enterprise software solutions designed specifically to address the supply chain, merchandising and pricing requirements of manufacturers, wholesale/distributors and retailers, as well as government and aerospace defense contractors and travel, transportation, hospitality and media organizations. The Company has licensed its software to more than 6,000 customers worldwide. The Company reports operations within the following segments, which is how our chief operating decision maker views, evaluates and makes decisions about resource allocations within our business:

•
Supply Chain.  This reportable business segment includes all revenues related to applications and services sold to customers in the SCM market. The majority of our products are specifically designed to provide customers with one synchronized view of product demand while managing the flow and allocation of materials, information, finances and other resources across global supply chains, from manufacturers to distribution centers and transportation networks to the retail store and consumer.

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

A summary of the revenues, operating income and depreciation attributable to each of these reportable business segments for the three years ended December 31, 2011 is as follows:

	Year Ended December 31,
	2011	2010 (As Restated)	2009 (As Restated)
	(in thousands)
Revenues:
Supply Chain	$666,286	$573,631	$360,670
Pricing and Revenue Management	24,957	20,111	30,298
	$691,243	$593,742	$390,968
Income (Loss) Before Income Taxes:
Supply Chain	$234,299	$176,559	$120,803
Pricing and Revenue Management	4,365	(1,627)	7,536
Other (see below)	(136,045)	(176,853)	(83,578)
	$102,619	$(1,921)	$44,761
Depreciation:
Supply Chain	$12,937	$12,135	$8,637
Pricing and Revenue Management	385	648	1,049
	$13,322	$12,783	$9,686
Other:
General and administrative	$72,493	$72,112	$47,580
Amortization of intangible assets	38,421	38,415	23,633
Restructuring charge and adjustments to acquisition-related reserves	1,922	20,931	6,865
Acquisition-related costs	—	8,115	4,768
Litigation provision and settlements, net	1,500	14,000	—
Interest expense and amortization of loan fees	25,500	24,758	2,712
Finance costs on abandoned acquisition	—	—	(767)
Interest income and other, net	(3,791)	(1,478)	(1,213)
	$136,045	$176,853	$83,578
The combined operating income reported in the reportable business segments excludes $136.0 million, $176.9 million, and $83.6 million of general and administrative expenses and other charges as well as interest expense and income in 2011, 2010 and 2009, respectively, that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segments.

Liquidity and Capital Resources

Historically, we have financed our operations, including acquisitions, primarily through product and services sales and debt securities. Our cash outflows have generally been as follows: cash used in operating activities such as product development programs, sales and marketing activities, compensation and benefits of our employees, capital expenditures for core IT infrastructure and for equipment used to support our Cloud Services offering and other working capital needs; cash paid for acquisitions; cash paid for litigation costs and settlements; cash used for interest payments on our debt obligations; and cash paid for taxes.
As of December 31, 2011, we did not have any material commitments for capital expenditures. We had working capital of $276.6 million at December 31, 2011 compared to $168.2 million at December 31, 2010. The working capital balance at December 31, 2011 and 2010 includes $285.5 million and $171.6  million, respectively, in cash and cash equivalents and $8.7 million and $34.1 million, respectively, of restricted cash. During 2011, we generated $109.8 million in cash flow from operating activities. Additionally, in March 2011, we secured a $100.0 million line of credit that we have not drawn upon to date.
Upon this filing, we will be in compliance with all debt covenants. The delay in this filing did result in nonpayment defaults under (i) our Credit Agreement, and (ii) the Indenture governing our Senior Notes. In connection with the default under the Indenture governing our Senior Notes, we incurred additional interest costs arising out of our election to pay an additional 50 basis points per annum in order to obtain forbearance of a default. We obtained a waiver of default under our Credit Agreement. See

Note 10 to our Consolidated Financial Statements in Part IV, Item 15, for further information. These defaults will be cured by this filing.
The amount of cash and cash equivalents reported in the Company's consolidated balance sheet as of December 31, 2011 was $285.5 million, $41.0 million of which is currently held outside in foreign subsidiaries.  After considering the working capital needs of the foreign subsidiaries, any tax effect of the repatriation would be nominal.
We anticipate that our existing capital resources, along with the cash to be generated from operations and our existing line of credit will enable us to maintain currently planned operations, debt repayments and capital expenditures for the foreseeable future.
Cash Flow

	Year Ended December 31,
	2011	2010 (As Restated)	2009 (As Restated)
	(in thousands)
Net cash provided by operating activities	$109,831	$61,746	$92,731
Net cash provided by (used in) investing activities	6,079	23,361	(297,006)
Net cash (used in) provided by financing activities	(59)	10,044	246,688
Effect of foreign currency translation on cash and cash equivalents	(1,957)	493	865
Net increase in cash and cash equivalents	$113,894	$95,644	$43,278
Operating activities increased in 2011 primarily due to the increase in net income partially offset by decreases in working capital. Changes in working capital utilized approximately $64.2 million and $2.2 million of cash in 2011 and 2010, respectively, and provided approximately $12.6 million of cash in 2009, due primarily to the timing and payment of accounts receivable and payables and changes in deferred revenue and income taxes payable. The timing and payment of payables in 2011 included the negative impact of the $19.0 million previously accrued for Dillard's. Net accounts receivable were $114.8 million, or 56 days sales outstanding (“DSO”), at December 31, 2011 compared to $111.0 million, or 61 DSO, at December 31, 2010. Our quarterly DSO results historically increase during the first quarter of each year due to the heavy annual maintenance renewal billings that occur during this time frame and then typically decrease slowly over the remainder of the year. DSO results can fluctuate significantly on a quarterly basis due to a number of factors, including the percentage of total revenues that comes from software license sales, which typically have installment payment terms, seasonality, shifts in customer buying patterns, the timing of customer payments and annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.
Investing activities in 2009 include a $287.9 million increase in restricted cash balances, the majority of which represents the net proceeds from the issuance of the Senior Notes. The net proceeds from the sale of the Senior Notes, which exclude the original issue discount ($2.8 million) and other debt issuance costs ($7.2 million) were placed in escrow and together with cash on hand at JDA and i2, were used to fund the cash portion of the merger consideration in the acquisition of i2 on January 28, 2010. The restricted cash balances also included the transfer of an additional $17.1 million in funds from our available cash balances into escrow in order to effect the transaction and $4.1 million in cash balances that were being used to collateralize a standby letter of credit. Investing activities in 2011, 2010 and 2009 include capital expenditures of $19.4 million $16.9 million and $7.1 million, respectively, and the purchase of a 49.1% equity interest in the registered share capital of Strategix in 2009.
Financing activities in 2011 and 2010 include proceeds from the issuance of common stock under our stock plans and the repurchase of shares tendered by employees for payment of applicable statutory withholding taxes on the issuance of restricted stock. Additionally, in 2011, we used $1.7 million in cash in connection with our debt issuance costs on our new $100.0 million line of credit. Financing activities in 2009 include proceeds from the issuance of the Senior Notes, net of $2.8 million of original issue discount, and $14.8 million in proceeds from the issuance of stock ($12.6 million from the exercise of stock options and $2.3 million from the purchase of common shares under the Employee Stock Purchase Plan), offset in part by the $28.1 million redemption of the remaining Series B Convertible Preferred Stock, $6.5 million in purchases of treasury stock ($2.9 million for 265,715 shares of common stock repurchased pursuant to our approved stock repurchase program, $1.6 million for the repurchase of shares tendered by employees for payment of applicable statutory withholding taxes on the issuance of restricted stock, and $2.0 million for the purchase of 100,000 shares of converted common stock), and $6.5 million of debt issuance costs related to the issuance of the Senior Notes.

Off Balance Sheet Arrangements and Contractual Obligations.  As of December 31, 2011, we had no off-balance sheet arrangements. The following summarizes scheduled principal maturities and interest on long-term debt and our operating lease obligations as of December 31, 2011:

	Total	2012	2013-2014	2015-2016	After 2016
	(in thousands)
Long-term debt	$275,000	$—	$275,000	$—	$—
Interest on long-term debt	66,000	22,000	44,000	—	—
Operating leases	57,047	17,403	19,224	8,015	12,405
Contracted sublease rentals	(4,561)	(2,979)	(1,582)	—	—
Total contractual obligations	$393,486	$36,424	$336,642	$8,015	$12,405
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
The Senior Notes have a five-year term and mature on December 15, 2014. Interest is computed on the basis of a 360-day year composed of twelve 30-day months, and is payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2010. The obligations under the Senior Notes are fully and unconditionally guaranteed on a senior basis by substantially all of our existing and future domestic subsidiaries. For more information regarding our long-term debt, refer to Note 10, “Long-term Debt,” of the notes to Consolidated Financial Statements in Part IV, Item 15.

Operating lease obligations represent future minimum lease payments under non-cancelable operating leases at December 31, 2011. We currently lease office space in the Americas for 15 regional sales and support offices across the United States and Latin America, and for 23 other international sales and support offices located in major cities throughout Europe, Asia, Australia, Japan and the CoE facilities in Bangalore and Hyderabad, India. The leases are primarily non-cancelable operating leases with initial terms ranging from one to 20 years that expire at various dates through the year 2020. None of the leases contain contingent rental payments; however, certain of the leases contain scheduled rent increases and renewal options. We expect that suitable additional or alternative space will be available on commercially reasonable terms as needed. In addition, we lease various computers, telephone systems, automobiles, and office equipment under non-cancelable operating leases with initial terms ranging from 12 to 48 months. Certain of the equipment leases contain renewal options and we expect that in the normal course of business some or all of these leases will be renewed or replaced by other leases.
The contractual obligations shown in the table above exclude $4.1 million in non-current liabilities for uncertain tax positions as we are unable to make reasonably reliable estimates of the period of expected cash settlement with the respective taxing authorities.

Critical Accounting Policies
We have identified the policies below as critical to our business operations and the understanding of our results of operations. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates. The preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On a regular basis, we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with the Audit Committee of our Board of Directors.

•
Revenue recognition.  Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions and royalties. We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists; we have delivered the product or performed the service; the fee is fixed or determinable; and collection is deemed probable. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. Changes in assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period.

The timing of revenue recognition on software licenses and other revenues could be significantly impacted if we are unable to maintain VSOE on one or more undelivered elements during any quarterly period. Loss of VSOE could result in (i) the complete deferral of all revenues or (ii) ratable recognition of all revenues under a customer arrangement until such time as VSOE is re-established. If we are unable to re-establish VSOE on one or more undelivered elements for an extended period of time, it would impact our ability to accurately forecast the timing of quarterly revenues, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

We do not have significant billing or collection problems. We review each past due account and provide specific reserves based upon the information we gather from various sources including our customers, subsequent cash receipts, consulting services project teams, members of each region’s management, and third party credit rating services. Although infrequent and unpredictable, from time to time certain of our customers have filed bankruptcy, and we have been required to refund the pre-petition amounts collected and settle for less than the face value of their remaining receivable pursuant to a bankruptcy court order. In these situations, as soon as it becomes probable that the net realizable value of the receivable is impaired, we provide reserves on the receivable. In addition, we monitor economic conditions in the various geographic regions in which we operate to determine if general reserves or adjustments to our credit policy in a region are appropriate for deteriorating conditions that may impact the net realizable value of our receivables.

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

Goodwill is tested annually for impairment, or more frequently if events or changes in business circumstances indicate the asset might be impaired, by comparing a weighted average of the fair value of future cash flows under the “Discounted Cash Flow Method of the Income Approach” and the “Guideline Company Method” to the carrying value of the goodwill allocated to our reporting units. We found no indication of impairment of our goodwill balances during 2011, 2010 or 2009 with respect to the goodwill allocated to our Supply Chain and Pricing and Revenue Management reportable business segments, noting that our reportable business segments fair value were approximately 100% greater than their book values, respectively, for 2011. Absent future indications of impairment, the next annual impairment test will be performed in fourth quarter 2012.
Customer lists are amortized on a straight-line basis over estimated useful lives ranging from 4 years to 13 years. The values allocated to customer list intangibles are based on the projected economic life of each acquired customer base, using historical turnover rates and discussions with the management of the acquired companies. We estimate the economic lives of these assets using the historical life experiences of the acquired companies as well as our historical experience with similar customer accounts for products that we have developed internally. We review customer attrition rates for each significant acquired customer group on annual basis, or more frequently if events or circumstances change, to ensure the rate of attrition is not increasing and if revisions to the estimated economic lives are required.
Acquired software technology is capitalized if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. Amortization of software technology is reported in the consolidated statements of income in cost of revenues under the caption “Amortization of acquired software technology.” Software technology is amortized on a product-by-product basis with the amortization recorded for each product being the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future revenue for that product, or (ii) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The estimated economic lives of our acquired software technology range from seven years to 15 years.
Trademarks are amortized on a straight-line basis over their estimated remaining useful life of five years.

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
ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
We recognize tax liabilities in accordance with ASC 740 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.
We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2011, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2011, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $19.8 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

•
Legal and Other Contingencies.  As discussed in Note 13 “Legal Proceedings” to our Consolidated Financial Statements in Part IV, Item 15, we are subject to various legal proceedings and claims that arise in the ordinary course of business. We record a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In management’s opinion, we do not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect our financial condition or operating results. However, the outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. Should we fail to prevail in any of these legal matters, the operating results of a particular reporting period could be materially adversely affected.

Recent Accounting Pronouncements

In June 2011, the FASB issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The Company had previously provided a separate, but consecutive, statement of comprehensive income and therefore, the adoption did not have an impact on its Consolidated Financial Statements.

In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company does not have any assets that require Level 3 measurements and therefore the adoption does not have an impact on its financial statements and disclosures.

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
Foreign currency exchange rates.  Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented approximately 40 - 45% of our total revenues in 2011, 2010 and 2009. In addition, the identifiable net assets of our foreign operations represented approximately 20% of consolidated net assets at December 31, 2011 and 2010. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting a net unrealized foreign currency exchange loss of $6.2 million and a $4.3 million gain in 2011 and 2010, respectively. We recorded net foreign currency exchange losses of $0.9 million, $0.2 million and $0.6 million in 2011, 2010 and 2009, respectively, which are included in the Consolidated Statements of Income under the caption “Interest Income and other, net.”
Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net working capital as of December 31, 2011 to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the December 31, 2011 rates would result in a currency translation loss of approximately $2.4 million before tax.
We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign currency denominated assets and liabilities that exist as part of our ongoing business operations that are denominated in a currency other than the functional currency of the subsidiary. The exposures relate primarily to the gain or loss recognized in earnings from the settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of 90 days or less and are not designated as hedging instruments. Forward exchange contracts are marked-to-market at the end of each reporting period, using quoted prices for similar assets or liabilities in active markets (Level 2 inputs), with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities. At December 31, 2011, we had forward exchange contracts with a notional value of $64.5 million and an associated net forward contract payable of $0.8 million. At December 31, 2010, we had forward exchange contracts with a notional value of $68.8 million and an associated net forward contract receivable of $0.7 million. These derivatives are not designated as hedging instruments. We prepared sensitivity analyses of the impact of changes in foreign currency exchange rates on our forward exchange contracts at December 31, 2011. Based on the results of these analyses, a 10% adverse change in all foreign currency rates from the December 31, 2011 rates would result in a net forward contract liability of $3.3 million that would increase the underlying currency translation loss on our net foreign assets.
Cash Flow Hedging. In the fourth quarter of 2010, we also began a cash flow hedging program under which we hedge a portion of anticipated operating expenses denominated in the Indian Rupee. The forward exchange contracts have maturities of twelve months or less and are designated as hedging instruments. Forward exchange contracts are marked-to-market at the end of each reporting period, using quoted prices for similar assets or liabilities in active markets. The effective portion of the derivative’s gain or loss is initially reported as a component of cumulative other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. At December 31, 2011, we had forward exchange contracts with a notional value of $42.4 million and an associated net forward contract payable of $4.0 million. At December 31, 2010, we had forward exchange contracts with a notional value of $30.7 million and an associated net forward contract receivable of $0.4 million. We prepared sensitivity analyses of the impact of changes in foreign currency exchange rates on our forward exchange contracts at December 31, 2011. Based on the results of these analyses, a 10% adverse change in all foreign currency rates from the December 31, 2011 rates would result in a net forward contract liability of $3.9 million.
The forward contract receivables (payables) are included in the consolidated balance sheets under the caption captions “Prepaid expenses and other current assets” and “Accrued expenses and other liabilities,” respectively. The notional values represent the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts.
Interest rates.  At December 31, 2011 and 2010, our excess cash balances are included in our operating account. Cash balances in foreign currencies overseas are operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on investments is reflected in our financial statements under the caption “Interest income and other, net.”

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.
We issued $275 million of Senior Notes in December 2009 at an initial offering price of 98.988% of the principal amount of the Senior Notes. The net proceeds from the sale of the Senior Notes, which exclude the original issue discount ($2.8 million) and other debt issuance costs ($7.2 million) were placed in escrow and subsequently used, together with cash on hand at JDA and i2, to fund the cash portion of the merger consideration in the acquisition of i2 on January 28, 2010. The Senior Notes mature in 2014. Interest accrues on the Senior Notes at a fixed rate of 8% per annum, payable semi-annually in cash on June 15 and December 15 of each year, commencing on June 15, 2010.

Item 8.	Financial Statements and Supplementary Data
Our Consolidated Financial Statements as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, together with the reports of the independent registered public accounting firm of Deloitte & Touche LLP, are included in this Form 10-K as required by Rule 14a-3(b).

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures.   During and subsequent to the reporting period, and under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on December 31, 2011 were not effective because of the material weakness related to revenue recognition described below under Management's Report on Internal Control over Financial Reporting. The Public Company Accounting Oversight Board's (PCAOB) Auditing Standard No. 5 defines a material weakness as a deficiency, or combination of deficiencies, that result in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management's Report on Internal Control Over Financial Reporting.   Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the Internal Control - Integrated Framework, management identified control deficiencies that constitute a material weakness in our internal control over financial reporting. Specifically, the material weakness exists in our internal controls over the application of revenue recognition criteria required by the Accounting Standards Codification section 985-605 “Software Revenue Recognition” in the context of multiple-element software arrangements.

The material weakness relates to both the insufficient design and ineffective operation of certain internal controls over the identification of license agreements linked to consulting agreements and Cloud Services, as well as testing and documentation of VSOE for Cloud Services and consulting services products and is comprised of the following components:

•
Controls were not adequately designed to facilitate a review of whether or not software license contracts were linked to in-process or subsequent consulting or Cloud Services statements of work. To the extent this review was performed, sufficient documentation was not retained as evidence of review.

•
Controls were not adequately designed to perform VSOE testing to determine the fair value of certain services included in multiple element arrangements as follows: In the instance of Cloud Services, the objective testing populations of stand-alone transactions were not substantial enough to establish VSOE. In the instance of consulting services, certain geographies in EMEA and ASPAC did not have a sufficient volume of transactions to establish VSOE in some foreign currencies in which those transactions were sold.
As a result, our management did not identify that revenue from several license agreements was recognized in the incorrect period. The correction of the revenue associated with these license agreements resulted in the restatement of fiscal years 2007 through 2010 and the first three quarterly periods of fiscal 2011.

Due to the material weakness in internal control over financial reporting identified above, management's evaluation concluded that we have not maintained effective internal control over financial reporting as of December 31, 2011. Our independent registered public accounting firm, Deloitte & Touche LLP, audited the effectiveness of the Company's internal control over financial reporting and issued an attestation report thereon which is included below under the heading “Report of Independent Registered Public Accounting Firm.”

Management's Remediation Initiatives and Changes in Internal Control Over Financial Reporting.   The term “internal control over financial reporting” is defined under Rule 13a-15(f) under the Exchange Act and refers to the process of a company that is designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles "Internal control over financial reporting," as defined under Rule 13a-15(f), includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

Our management has discussed the material weakness described above with our Audit Committee and external auditors. To remediate the material weakness and other control deficiencies, we have implemented, are implementing and/or plan to implement a number of measures including those listed below. As to those measures already implemented, we have yet to perform management testing to verify that these remediation efforts have been executed in a manner sufficient to remedy the material weakness described above. Unless otherwise noted below, management anticipates these efforts to be fully implemented and tested by December 31, 2012.

•
Staffing: We have made several organizational changes to enhance the skills and capabilities of the organization, including a new Chief Financial Officer, Chief Accounting Officer, Chief Legal Officer, Vice President of Revenue Recognition, and Vice President of Internal Assurance. The Chief Accounting Officer and the Vice President of Revenue Recognition have significant experience in revenue recognition with an emphasis in the software industry and the Chief Legal Officer has significant technology and software experience.

•
Revenue Recognition Processes: The revenue recognition team has been increased, with the hiring of multiple senior directors with extensive software revenue recognition experience. We have also reorganized our revenue recognition department to increase visibility into both license and services contracts and to review transactions in a more comprehensive manner.

•
Policies and Procedures: We are expanding our revenue recognition policy, with more detailed explanations of processes and procedures specific to JDA, and a clear expectation of transaction review documentation requirements. Our VSOE testing is now performed more frequently and at a more detailed level. Additionally, we are modifying our contracting processes so that consulting agreements are essentially concluded at the time of license sale, reducing the exposure around linked contracts. We are also in the process of implementing a periodic review of the effectiveness of revenue recognition processes.

•
Training: In 2012, we are expanding our revenue recognition training program with mandatory role-based training including both the sales and services organizations as well as corporate support teams. This training will include revenue recognition principles, the application of those principles in JDA's business, and emerging topics and issues in the industry.

In addition to the remediation activities above, we are making a significant investment in certain business application systems. The Company is in the process of developing and implementing an "order to cash initiative" which will automate and streamline the sales and contracting process, and will also have a significant positive impact on revenue recognition review processes.  Part of this initiative includes implementation of a sales contract management system, and pricing approval workflows that consider VSOE.  We are also upgrading the general ledger system, which will also bring additional automation and control to the revenue accounting process. These system initiatives represent a significant work effort to be conducted in phases over the next several years.

Item 9B.	Other Information
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
JDA Software Group, Inc.
Scottsdale, Arizona

We have audited the internal control over financial reporting of JDA Software Group, Inc. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness was identified in the Company's internal controls over the application of revenue recognition criteria required by the Accounting Standards Codification section 985-605 “Software Revenue Recognition” in the context of multiple-element software arrangements. Specifically, the material weakness consisted of the following components:

•
The Company's controls were not adequately designed to facilitate a review of whether or not software license contracts were linked to in-process or subsequent consulting or Cloud Services statements of work. To the extent this review was performed, sufficient documentation was not retained as evidence of the review.

•
The Company's controls were not adequately designed to perform VSOE testing to determine the fair value of certain services included in multiple element arrangements as follows: In the instance of Cloud Services, the objective testing populations of stand-alone transactions were not substantial enough to establish VSOE. In the instance of consulting services, certain geographies in EMEA and ASPAC did not have a sufficient volume of transactions to establish VSOE in some foreign currencies in which those transactions were sold.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2011 of the company and this report does not affect our report on such consolidated financial statements.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated August 6, 2012 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the restatement of the consolidated financial statements for the years ended December 31, 2010 and 2009.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
August 6, 2012

PART III

Item 10.	Board of Directors, Executive Officers and Corporate Governance

Directors

The names, ages, terms, positions, offices held, and business experience of our Directors as of July 31, 2012 are set forth below:

Name	Age	Title	Class	Term Expires	Director Since
James D. Armstrong	61	Chairman	III	2014	1985
Hamish N. Brewer	49	Director, President and Chief Executive Officer	III	2014	2009
J. Michael Gullard (1)	67	Director	I	2012	1999
Richard Haddrill (1)	59	Director	I	2012	2011
Arthur C. Young (2)	42	Director	II	2013	2012
Jock Patton (1)	66	Director	II	2013	1999

(1)	Member of the Audit Committee, Compensation Committee and the Nominating and Governance Committee.

(2)	Member of the Compensation Committee and the Nominating and Governance Committee.

James D. Armstrong has served as Chief Executive Officer (“CEO”), Director, Chairman and Co-Chairman of the Board since co-founding our Company in 1985. Mr. Armstrong founded JDA Software Services, Ltd., a Canadian software development company, in 1978 and served as its President until 1987. Mr. Armstrong is managing partner of Canal Partners, LLC, a private equity firm that invests in software and internet marketing companies and serves as director for a number of these companies. Mr. Armstrong is on the Board of Directors of Rancho Feliz Charitable Organization, and is the Chairman and President of the Armstrong Family Foundation and the Kiita Foundation. Mr. Armstrong studied engineering at Ryerson Polytechnic Institute in Toronto, Ontario. As the founder of JDA, as well as its long-time Chairman and former Chief Executive Officer, Mr. Armstrong brings an extensive understanding of both JDA, in particular, and the software industry, in general, to the Board and serves as an invaluable resource for assessing and managing risks and planning for corporate strategy within the context of our overall corporate culture.
Hamish N. Brewer has served as a Director since September 2009 and our President and Chief Executive Officer since August 2003. Mr. Brewer previously served as President from March 2001 to July 2003, as Senior Vice President, Sales from 2000 to March 2001, as Senior Vice President, Enterprise Systems, from 1999 to 2000, as Senior Vice President, International from 1998 to 1999, as Director of our Europe, Middle East and African operations from 1996 to 1998, and as a Marketing Representative from 1994 to 1996. Prior to joining JDA, Mr. Brewer served as a Retail Marketing Specialist with IBM from 1986 to 1990 and in various operational positions with a privately-held retail sales organization located in England. Mr. Brewer received a Bachelor of Science and a Bachelor of Commerce degree from the University of Birmingham in England. Mr. Brewer's long career at JDA, including in sales and management roles of increasing responsibility, as well as day to day leadership and intimate knowledge of our business and operations provide the Board with company-specific experience and expertise. Additionally, his extensive global experiences working directly with customers over the years has resulted in a deep understanding of both our markets and our competitors.
J. Michael Gullard has been a Director since January 1999. Mr. Gullard has been the General Partner of Cornerstone Management, a venture capital and consulting firm specializing in software and data communications companies, since 1984. Mr. Gullard also serves as a Director of Planar Systems, Inc., a NASDAQ-listed designer and distributor of specialty displays; Selectica Inc., a NASDAQ-listed cloud-based provider of contract management services; and Ditech Networks, Inc., a NASDAQ-listed provider of voice to text services and network voice quality improvement equipment; and as Chairman of the Board and Audit Committee of DynTek, Inc., a provider of professional technology services to government, education and mid-market commercial customers. Mr. Gullard also serves as a Director Alliance Semiconductor Corporation and previously served as its Chief Executive Officer. Mr. Gullard also previously served as a director of Proxim Wireless Corporation, a wireless solutions company; as Chairman of Merant PLC, a change management software tools company, from 1996 to 2004; as Chairman of NetSolve, Incorporated, an IT infrastructure management services company, from 1992 to 2004; as Chief Executive Officer and Chief Financial Officer of Telecommunications Technology, Inc. from 1979 to 1984; and as a director of California Micro Devices Corporation, Transmeta Corporation, and Celeritek, Inc. Mr. Gullard also held a variety of financial and operational management positions at Intel Corporation from 1972 to 1979. Mr. Gullard attended Stanford University where he received a Bachelor of Arts degree in Economics and a Masters Degree from the Graduate School of Business. Mr. Gullard's extensive background with public and private technology companies, including in board of director, committee and management roles, and his financial background and knowledge brings valuable expertise and experience to the Board of Directors. Additionally, Mr. Gullard's venture capital background and proximity to the Silicon Valley provide exposure and access to relevant new technologies and potential product acquisitions for the Company.
Richard Haddrill has been a Director since January 2011. Mr. Haddrill is currently the Chief Executive Officer and a member of the Board of Directors of Bally Technologies, Inc., a New York Stock Exchange-listed worldwide gaming company that designs, manufactures, distributes, and operates gaming devices and computerized monitoring, accounting and player-tracking systems for gaming devices. Prior to becoming the Chief Executive Officer of Bally Technologies, Inc. in 2004, Mr. Haddrill was the Chief Executive Officer and a member of the Board of Directors of Manhattan Associates, Inc., a global software solutions company in the supply chain industry. Mr. Haddrill also previously served as the President, Chief Executive Officer and as a member of the Board of Directors of Powerhouse Technologies, Inc., a technology and gaming company, and as an Area Managing Partner for Ernst & Young LLP. Mr. Haddrill received a Bachelor of Science degree in Accounting/Finance from the University of Michigan. Mr. Haddrill's extensive leadership and background with software and supply chain companies brings valuable expertise to the Board of Directors.
Jock Patton has been a Director since January 1999. Mr. Patton is a private investor and a Director of Janus Capital Group, Inc., a publicly-held investment management company. He was the independent Chair of the ING Funds Unified Board of Trustees from 2004 to 2007 and Non-Executive Chairman of the Board of Swift Transportation Company, Inc., until May of 2007 when the company was sold. Mr. Patton previously served as Chief Executive Officer of Rainbow Multimedia Group, Inc., a producer of digital entertainment, from 1999 to 2001. From 1992 to 1997, Mr. Patton served as a Director and President of StockVal, Inc., a provider of securities analysis software and proprietary data to mutual funds, major money managers and brokerage firms worldwide. Prior to 1992, Mr. Patton was a Partner and Director in the law firm of Streich Lang where he founded and headed the Corporate/Securities Practice Group. Mr. Patton has previously served on the Board of Directors of various public and private companies. Mr. Patton holds an A.B. Degree in Political Science and Juris Doctorate, both from the University of California. Mr. Patton's extensive legal career, his experience as a chief executive, and his significant role on numerous boards of directors, give him the leadership and consensus-building skills to guide our Board on a variety of matters, including corporate governance, succession planning and acquisition matters.
Arthur C. Young has been a director since April 2012. Mr. Young is a Managing Partner of Tensile Capital Management, an investment firm that manages a concentrated portfolio of value-oriented public investments and select private investments. Before co-founding Tensile, Mr. Young was a Managing Partner and a member of the Investment and Management Committees at Blum Capital, where he primarily focuses on sourcing, executing and monitoring public investments. Prior to Blum Capital, Mr. Young spent eight years as a Partner at Blavin & Company, a value‐oriented, long‐biased hedge fund managing a concentrated portfolio. Mr. Young started his investment career at Fir Tree Partners, where he was an investment principal focused on equity and distressed debt investments. Mr. Young also worked as an attorney at Greenberg Traurig, specializing in securities and tax litigation, and as a management consultant at McKinsey & Company, leading teams of senior executives in a broad spectrum of initiatives. Mr. Young received a B.A. with Honors in Economics from Johns Hopkins University in 1991 and went on to receive his Juris Doctor from the University of California at Berkeley, Boalt Hall School of Law in 1994. Mr. Young has an extensive background in investing in public companies, including software companies, advising on corporate and operational strategy, and analyzing legal issues. Mr. Young was appointed to the Company's Board of Directors in connection with a letter agreement dated April 30, 2012 among the Company and Mr. Young (the “Letter Agreement”). Pursuant to the terms of the Letter Agreement, neither Mr. Young nor any affiliated investment funds over which he has voting authority shall enter into a proxy solicitation process to advance an alternative slate of directors other than the one proposed by the Company's Board. The Company and its Board have agreed to reevaluate and consider removing this provision as a condition of Mr. Young's Board service within twelve months of the date of the Letter Agreement.

Executive Officers
The following sets forth information regarding our non-director executive officers as of July 31, 2012. For information regarding Hamish N. Brewer, our President and Chief Executive Officer and a Director, see “Information Concerning Directors” above.

Name	Age	Title
Hamish N. Brewer	49	Director, President and Chief Executive Officer
Thomas Dziersk	49	Executive Vice President, Sales and Marketing
David L. Gai	49	Executive Vice President, Services
Peter S. Hathaway	56	Executive Vice President and Chief Financial Officer
David Kennedy	50	Executive Vice President and Chief Legal Officer
David R. King	67	Executive Vice President, Product Management and Development
Brian P. Boylan	51	Senior Vice President, Human Resources
Tom Dziersk has served as our Executive Vice President, Sales and Marketing since April 2011. Mr. Dziersk previously served as our Senior Vice President, Americas from August 2006 to April 2011. Prior to joining JDA, Mr. Dziersk served as President and Chief Executive Officer of SAMSys, Inc., a privately-held manufacturer of radio frequency identification reader (RFID) technology, from January 2006 to April 2006, and as President and Chief Executive Officer of ClearOrbit, Inc., a privately-held supply chain execution automation company, from December 2000 to August 2005. Prior to that, Mr. Dziersk served as Senior Vice President of Sales and Marketing of Essentus International, Inc. (formerly Richter Systems), a privately-held provider of business-to-business portal functionality and ERP software solutions for the apparel and footwear industries, from July 1999 to November 2000, and in various management and sales positions with JBA International, Inc., an ERP software firm, from June 1991 to May 1999 and with Loadstar Computer Systems, a provider of specialized software solutions for the automotive aftermarket industry, from June 1985 to June 1991. Mr. Dziersk received a Bachelor of Arts degree in Economics from the University of Michigan.
David L. Gai has served as our Executive Vice President of Services since July 7, 2011. In this role, Mr. Gai is responsible for JDA's global services organization, including professional services (which entails implementation, education and strategic services), Cloud Services and support. Mr. Gai joined JDA from EMC, where he served as Vice President, Worldwide Services for the Content Management and Archival Division. Prior to EMC, he served as Executive Vice President, Worldwide Services of BEA Systems Inc. since August 2004 until 2008 and Senior Vice President, Worldwide Customer Support from 2003 to 2004. Prior to joining BEA, Mr. Gai served as President and Chief Executive Officer of Equitant Inc. from August 2001 to September 2002. Mr. Gai also served as Chief Executive Officer of French & Associates. He has also held senior management positions at Hewlett-Packard Services and Myers-Holum. He served as General Manager of North American outsourcing business at Hewlett-Packard from August 1998 to July 2001. Mr. Gai graduated from Sacramento State University with a Bachelor's of Science Degree in Computer Science. He is a 2005 graduate of the Stanford Executive Institute.
Peter S. Hathaway has served as our Executive Vice President and Chief Financial Officer since July 2009. Prior to joining JDA, Mr. Hathaway served as Executive Vice President and Chief Financial Officer of Allied Waste Industries, Inc., which was at the time listed on the New York Stock Exchange, from 2003 to 2009 and in various executive and management positions with Allied Waste Industries, Inc. from 1995 to 2003, including Senior Vice President - Finance, Chief Accounting Officer, Vice President and Treasurer. Mr. Hathaway also served as Controller and Finance Director for certain Italian operations of Browning-Ferris Industries, Inc. from 1991 to 1995 and in various positions, including Senior Manager in the audit division, of Arthur Andersen LLP in Colorado, Italy, and Connecticut. Mr. Hathaway received a Bachelor of Science degree in Accountancy from Northern Arizona University.
David Kennedy has served as JDA's Executive Vice President and Chief Legal Officer since May 2012. Prior to JDA, Mr. Kennedy served as General Counsel and Secretary for Better Place, a company that builds infrastructure networks for electric vehicles. From 2007 to 2009, Mr. Kennedy served as General Counsel and Secretary for Business Objects (acquired by SAP in January 2008). From 1989 to 2007, Mr. Kennedy served in various leadership roles within the legal department of a number of IBM business units, including IBM's Information Management software group and IBM Global Services Europe. Mr. Kennedy received a Bachelor of Science degree in Business Administration and a Juris Doctor degree from the University of Connecticut.
David R. King has served as our Executive Vice President, Product Management and Development since December 2010. Mr. King previously served as our Senior Vice President, Product Management and Development from February 2009 to December 2010 and as our Senior Vice President, Product Development from January 2004 to January 2009. Prior to joining JDA, Mr. King served as Vice President Product Planning of Geac Computer Corp. Ltd, a Canadian software company, from August 2003 to December 2003, as Senior Vice President of Product Development and Chief Technology Officer of Comshare, Inc., a software company, from 1997 to 2003, and as its Director of Applied Technology and Research from 1991 to 1997, and in various management positions including Director, Advanced Product Design and Development of Execucom Systems Corporation, a provider of decision and executive support systems, from 1983 to 1991. Prior to that, Mr. King was a full-time faculty member responsible for teaching undergraduate and graduate courses in statistics, research methods, mathematical and computer modeling at Old Dominion University, the University of Maryland, and the University of South Carolina, from 1969 to 1982. Mr. King currently serves on the advisory boards for MIS at the University of Georgia. In addition, Mr. King has written over 50 articles and books in the areas of decision support, business intelligence and electronic commerce. Mr. King's education includes a Bachelor of Sociology Degree, a Master of Sociology Degree, and a Ph.D. in Sociology with a minor in Mathematical Statistics from the University of North Carolina.
Brian P. Boylan has served as our Senior Vice President, Human Resources since April 2007. Mr. Boylan previously served as our Vice President, Human Resources from June 2005 to March 2007. Prior to joining JDA, Mr. Boylan was a founding partner of Alliance HR Advisors, a human resources consulting firm from 2004 to 2005. Mr. Boylan previously served as Senior Vice President of Legal Affairs and Human Resources of Asarco Inc., an international natural resource company, from 2001 to 2003, where he also served in various executive and management positions beginning in 1988, including Director of Employee Relations, Operations Manager and Vice President of Human Resources. Mr. Boylan also served as Assistant General Counsel for the New York City Office of Labor Relations Office from 1986 to 1987. Mr. Boylan received a Bachelor of Business Administration degree in Labor-Management Relations from Pace University and a Juris Doctor degree from the Brooklyn Law School.

Corporate Governance

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of our employees, officers and directors, which meets the NASDAQ listing standards and the requirements of Item 406 of the SEC's Regulation S-K and provides for prompt disclosure to the public of any change in, or waiver of, such Code of Ethics. Our Code of Ethics is available on our website at www.jda.com.
Our Code of Ethics generally prohibits conflicts of interest and related party transactions unless approved by the Audit Committee.  Any transaction proposed between the Company and a related party must be submitted to the Audit Committee for review.  Employees are encouraged to contact a manager or a member of our Compliance Team if they become aware of a conflict or potential conflict.  Employees that become involved in a situation that gives rise to an actual conflict must inform their manager or a member of the Compliance Team of the conflict.
Our Audit Committee also adopted procedures in January 2004 for the receipt and retention of confidential, anonymous complaints made by our employees concerning accounting, auditing, financial reporting and internal controls, generally referred to as a “whistle-blowing policy,” as required by the Sarbanes-Oxley Act of 2002 and the SEC. A revised “whistle-blowing policy” was adopted by our Audit Committee in October 2005, and again in February 2011, and is available on our website at www.jda.com. The revised “whistle-blowing policy” adopted in February 2011 created a 24 x 7 telephonic and online ethics violation reporting system for use by Company employees worldwide named “JDA EthicsLine.” JDA EthicsLine is managed by a third-party and allows employees to report ethics violations anonymously.

Audit Committee
We have established a standing Audit Committee for purposes of overseeing accounting and financial reporting processes and audits of financial statements for the Company. The Audit Committee meets at least quarterly with management and our independent auditors to review and approve operating results, financial statements and earnings releases. The Audit Committee held 12 meetings in 2011. The primary duties and responsibilities of the Audit Committee are to:

•	retain the independent auditor, evaluate their independence, qualifications and performance, and to approve the terms of engagement for audit and non-audit services;

•
review with management and the independent auditor, as appropriate, our accounting policies, financial controls, financial reports and other financial information provided by us to any governmental body or the public;

•	review our compliance with legal and regulatory requirements;

•	regularly communicate with the independent auditor and financial and senior management and regularly report to the Board;

•	establish and observe complaint procedures regarding accounting, internal accounting controls and auditing matters;

•	prepare the report required by the SEC to be included in our Proxy Statement; and

•	perform other duties and responsibilities as may be set forth in its charter.
Each member of the Audit Committee is independent for purposes of the NASDAQ listing standards as they apply to Audit Committee members. The Board has determined that each of Mr. Gullard, Mr. Haddrill and Mr. Patton qualify as Audit Committee financial experts under the rules of the SEC. For additional information concerning the Audit Committee and its charter, see “Report of the Audit Committee.”

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, requires our executive officers, directors and beneficial holders of more than 10% of our Common Stock, to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons. The rules of the SEC require us to disclose the identity of such executive officers, directors and beneficial owners of more than 10% of our Common Stock who did not file the required reports on a timely basis.
Based solely upon our review of the forms that have been received by us, or the written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and beneficial holders of more than 10% of our Common Stock were complied with during the fiscal year ended December 31, 2011, except as follows: Mr. Armstrong, Mr. Gullard, Mr. Marlin and Mr. Patton were all late in filing their Form 4s to report shares granted on January 3, 2011.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview of Executive Compensation Policies and Practices
The Company has adopted executive compensation policies to attract and retain highly motivated, qualified and experienced executives, as well as to drive the financial performance of the Company by providing equity and monetary rewards to management that are linked to the success of the Company and returns to stockholders. Effective, competitive executive compensation programs are essential to achieving these goals.
The Company's Compensation Committee, or the “Committee,” through research, discussions with management, and the assistance of its own outside experts, seeks to ensure the Company's executive compensation programs, levels, and practices are aligned with the long-term strategic goals of the company, competitive trends, and best practices. On an ongoing basis, the Committee reviews the Company's programs and makes changes as appropriate to ensure alignment with long-term shareholder interests.
Our fiscal 2011 compensation programs include the following features:

•
Competitive Pay Position - Our base salaries are targeted at the 50th percentile of competitive market levels for companies in our sector that are similar in size and scope of operations. Our total compensation program places significant emphasis on performance-based compensation, so our target total cash compensation (base salary plus annual incentives) and total direct compensation (total cash plus long-term incentives) are targeted between the 50th and 75th percentiles. The Committee sets aggressive, yet realistic corporate performance goals that encourage our growth and, if achieved at or above target, can result in pay that is at the competitive 75th percentile or above.

•
Performance Based Compensation - Reflecting our performance-based pay philosophy, a significant portion of total compensation is delivered through performance-based programs based on achieving pre-established goals. In fiscal 2011, 83% of the compensation paid to our President and Chief Executive Officer was performance based, as was 78% of the compensation paid to our next four executives. All of the compensation provided via our short-term cash incentive plan and our long-term incentive plan to our named executive officers is based on pre-established performance goals.

•
Ownership Guidelines - The Board of Directors believes that each executive officer and director should develop a meaningful ownership position in the Company. In February 2011, the Board adopted stock ownership guidelines for our executive officers pursuant to which our Chief Executive Officer is encouraged to hold shares of common stock of the Company having an aggregate value of at least three times his or her annual base salary, and the Chief Financial Officer and each Executive Vice President are encouraged to hold shares of common stock having an aggregate value of at least two times his or her annual base salary. As of December 31, 2011, each executive officer subject to the stock ownership guidelines was in compliance.
In 2012, the Audit Committee determined that we would restate our annual and quarterly results for certain past fiscal years. The restatement does not reduce the aggregate reported revenue for these years but does change the time periods during which revenue was recognized. The Compensation Committee, with the assistance of an independent compensation consulting firm, Pay Governance LLC, and independent legal advice from Morgan Lewis & Bockius, LLP, has conducted a thorough review to determine whether any compensation adjustments for our named executive officers were appropriate in light of the restatement. The Compensation Committee noted the Audit Committee's conclusions that there was no fraudulent or intentional wrongdoing on the part of any employee, including the named executive officers. The Audit Committee further found that the named executive officers acted in good faith, soliciting the advice of accounting experts, including outside accountants to ensure that revenue was properly accounted for. Finally, the Compensation Committee, with the confirmation of independent advisors determined that, assuming it would have made no other changes during the fiscal years in question, incentive compensation paid or awarded to the Company's named executive officers would have been higher in some years, lower in others, and, in the aggregate, lower by approximately 5% over the period in question. Based on that determination and the other factors identified below under the heading “Consideration of Compensation Restatement”, the Compensation Committee concluded that, despite the financial restatement, a compensation adjustment for our named executive officers was not required or appropriate under these facts.

Executive Compensation Philosophy
Individual compensation decisions reflect the Committee's judgment of an executive's value to the business (including the market value of his or her skills, individual contribution and potential, and retention risk), as well as market competitiveness of total compensation opportunities and our business results. While base salary is generally targeted to approximately the median of the competitive market, actual total direct compensation may be above or below the median based on the Committee's determination of the individual executive's appropriate cash and equity incentive target award levels and the extent to which we actually achieve our annual performance goal. Our executive compensation program provides an opportunity for executives to exceed median short- and long-term compensation levels through outstanding personal and organizational performance.

Overriding Objectives
The central goal of our executive compensation program is the same as our goal for operating the Company: to create long-term stockholder value. To achieve this goal, the Committee has set the following specific objectives for our executive compensation program:

•	To motivate our executive officers to achieve and exceed the Company's financial performance goals and drive stockholder value by rewarding success.

•	To effectively attract, retain, and motivate top quality executives who have the ability to significantly influence the long-term financial success of JDA.

•	To balance executive compensation levels with the Company's annual budgets and long-term financial plans, strategic plans, business objectives, and stockholder expectations.

•
To provide senior executives with total compensation opportunities that are competitive in form and value with those of comparable companies, taking into account industry sector, market capitalization, revenues, profitability, and global operational focus.

•	To provide a compensation structure that is simple and well understood, that rewards accountability and that is closely tied to the Company's key financial goals and strategic objectives.

Components of Compensation
The Committee has identified and annually evaluates the four main components of our executive compensation program: base salary, short- and long-term incentives, and employee benefits. Base salary provides a base level of market competitive compensation, designed to attract and retain individuals with the qualities necessary to ensure the short- and long-term financial success of JDA. Salaries are targeted at or near the 50th percentile of market comparisons, while recognizing individual differences in scope of responsibilities, qualifications, experience and leadership abilities. An additional significant portion of an executive's total compensation opportunity is made available in the forms of cash and equity incentive awards, both of which are contingent upon meeting pre-defined annual corporate objectives and, in the case of equity incentive awards, continued service beyond an annual performance period. The design of these short- and long-term incentives assures that key executives involved in critical decisions that impact the Company's success have a meaningful, competitively supportable portion of their total compensation opportunity linked to achievement of our performance objectives. Finally, we offer our executives employee benefits that are competitive within our talent market, on par with those offered our employees generally, designed to meet our business needs and that provide adequate individual protection.

Risk Considerations in Determining Compensation
We regularly assess our compensation policies and practices in response to current public and regulatory concerns about the link between incentive compensation and excessive risk taking by corporate executives. We have concluded that our compensation program does not motivate imprudent risk taking, and any risks involved in our compensation program are not reasonably likely to have a material adverse effect on JDA. In reaching these conclusions, we believe that the following risk oversight and compensation design features guard against excessive risk-taking:

•	Base salaries are consistent with executives' responsibilities so that they are not motivated to take excessive risks to achieve a reasonable level of financial security;

•
Cash and equity incentive awards are earned on the basis of our achievement of adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets, which take into account not only revenue, but also expenses, which provide a simple, but encompassing and powerful, performance goal that aligns the strategies and efforts of the enterprise across operational groups and geographies, and which helps ensure that extraordinary compensation is tied to creation of enhanced value for stockholders;

•	Long-term compensation, including equity incentives, that rewards executives for driving high performance and sustainable, profitable, growth for stockholders over multiple years;

•	Limitations on both the maximum number of shares for which equity incentive awards may be granted in any given year under our equity compensation plan and the maximum size of any award; and

•	Ongoing Committee oversight of the operation of our compensation plans.

Executive Officer Stock Ownership Guidelines
The Board of Directors believes that each executive officer should develop a meaningful ownership position in the Company. Towards that end, in 2011 the Board adopted stock ownership guidelines for our executive officers pursuant to which our Chief Executive Officer is encouraged to hold shares of our common stock having an aggregate value of at least three times his or her annual base salary, and our Chief Financial Officer and each Executive Vice President are encouraged to hold shares of common stock having an aggregate value of at least two times his or her annual base salary. New executive officers are encouraged to reach these ownership thresholds within three years after hire. As of December 31, 2011, each executive officer subject to the stock ownership guidelines was in compliance.
Executive officers satisfy the applicable ownership guidelines if either (i) the aggregate price paid by the executive officer for JDA shares held equals or exceeds the relevant multiple of his or her current annual base salary, or (ii) the fair market value of JDA shares held equals or exceeds such amount, as calculated on the first trading day of each calendar year. All JDA shares owned directly by an executive officer, such individual's spouse, minor children sharing such individual's home, and any trust for which the individual is a trustee with voting and investment power, are treated as shares owned by such individual, as are unvested shares of Company restricted stock and shares underlying presently exercisable Company stock options held by the individual (net of that number of shares of common stock that such individual would need to sell to cover the options' exercise price).
Role of Compensation Committee, Compensation Consultant and Management
Compensation Committee
The Committee has sole responsibility for determining and approving, on an annual basis, the compensation of our CEO and other executive officers. The Committee receives information and advice from its advisor(s) as well as from management to assist in compensation determinations.
The Committee establishes all elements of our Chief Executive Officer's compensation after carefully considering all appropriate factors. For executives other than our Chief Executive Officer, the Committee establishes total compensation opportunities after considering both individual and Company-wide performance and salary recommendations provided by the Chief Executive Officer.

Compensation Committee Advisors
The Committee has the sole authority from the Board of Directors for the appointment, compensation and oversight of any advisors that may be engaged to assist the Committee in fulfilling its duties. In selecting advisors, the Committee considers a number of factors, including their independence.

Although NASDAQ has not issued listing requirements that establish the criteria to be considered by the Committee in evaluating independence of advisors, the Committee has considered those criteria recently specified by the SEC:

•	Whether the compensation consulting company employing the compensation advisor is providing any other services to the company;

•	How much the compensation consulting company who employs the compensation advisor has received in fees from the company, as a percentage of that person's total revenue;

•	What policies and procedures have been adopted by the compensation consulting company employing the compensation advisory to prevent conflicts of interest;

•	Whether the compensation advisor has any business or personal relationship with a member of the compensation committee;

•	Whether the compensation advisor owns any stock of the company; and

•	Whether the compensation advisor or the person employing the advisor has any business or personal relationship with an executive officer of the issuer.

Following consideration of those factors, the Committee is satisfied that Morgan Lewis, Pay Governance and Towers Watson are each free of conflicts that may arise under those criteria and are independent. The role of each advisor is discussed further below.

Advisors during 2010 and 2011
In 2010, the Committee retained Towers Watson (formerly known as Watson Wyatt Worldwide) as its consultant to assist the Committee with its responsibilities related to our executive compensation programs, particularly in light of the growth and significant change in scope of the Company's operations arising from our acquisition of i2 in January 2010.
In the second half of 2010, Towers Watson reviewed the Company's executive compensation program and performed a market comparison of our program's total compensation and individual pay elements. In conjunction with its review, Towers Watson recommended, and the Committee approved, an updated list of peer companies more consistent with the global nature of our business and our increased annual revenue and employee base following our i2 acquisition. Our selected peer group of companies have annual revenues for their most recent fiscal years that range from one half to two times our annual revenue. Our selected peer group for 2011 consists of the following companies:

•	Blackboard Inc.

•	Checkpoint Systems, Inc

•	Compuware Corp.

•	Factset Rsearch Systems, Inc.

•	Fair Isaac Corp.

•	Henry (Jack) & Associates

•	Informatica Corp.

•	Lawson Software, Inc.

•	Micros Systems, Inc.

•	MicroStrategy Inc.

•	Parametric Technology Corp.

•	Progress Software Corp.

•	Quest Software, Inc.

•	Red Hat Inc.

•	Solera Holdings Inc

•	Tibco Software, Inc.

•	Verint Systems Inc.

During 2011, Towers Watson continued to support the Committee in fulfilling its responsibilities related to our executive compensation programs. The executive compensation services provided included assisting in defining the Company's executive compensation strategy, providing a pay for performance analysis, advising on stock ownership guidelines, and providing regulatory and governance guidance.

Advisors during 2012
Following the Company's announcement of its intent to restate its financial statements, the Committee sought additional counsel from both Morgan Lewis, a leading law firm, and Pay Governance, a leading executive compensation advisory firm.  The Committee sought counsel from these advisors to assist in a review of the circumstances relating to and compensatory implications of the restatement. In support of the Committee, Morgan Lewis and Pay Governance analyzed the impact the restatement would have had on earned incentives, sought other precedents and provided guidance on regulatory and governance matters relating to the Company's incentive compensation programs. Throughout this process, representatives of both Morgan Lewis and Pay Governance participated in meetings of the Committee and communicated with the Committee chair between meetings.

Role of CEO and Management
While the Compensation Committee has sole responsibility to approve and monitor all compensation for our executive officers, management plays an important role in determining executive compensation. Management, at the request of the Committee, recommends financial goals and provides information to the consultant(s) necessary to facilitate analysis of competitive market data. Our Chief Executive Officer assists the Committee by providing his evaluation of the performance of our other executive officers and recommending compensation for those officers.
Tax and Accounting Considerations
In evaluating potential compensation alternatives, our Compensation Committee considers the possible impact of Section 162(m) of the Code. Section 162(m) places a limit of $1 million on the amount of compensation that we may deduct as a business expense in any year with respect to certain of our most highly paid executives unless, among other things, such compensation is performance-based and has been approved by stockholders. Certain elements of the compensation paid to those of our executives who are “covered employees” under Section 162(m) may from time to time not be fully deductible. Since our stockholders did not approve certain provisions of our 2005 Performance Incentive Plan in 2010, we may not be able to fully deduct compensation paid to certain of our executives who are “covered employees” under Section 162(m) for compensation related to incentive awards beginning in 2010 until our stockholders approve certain provisions of our 2005 Performance Incentive Plan. However, due to our ability to utilize net operating loss carryforwards to offset the lack of ability to deduct such compensation, we anticipate that the loss of any ability to deduct compensation pursuant to Section 162(m) will not have a material effect on our business.
We have structured our executive compensation program with the intention that any provision of deferred compensation comply with Section 409A of the Code. Section 409A may impose additional taxes on any service provider entitled to deferred compensation that is not in compliance with that Code section.
Accounting considerations also play a role in the design of our executive compensation program. Accounting rules require us to expense the fair values (as determined under accounting standards) of our equity incentive awards, which reduces the amount of our reported profits. Because of this stock-based compensation expensing and the impact of its potential dilution to our stockholders, we closely monitor the number and the fair values of the equity awards we grant.

Compensation Elements in 2011
The following sections describe the various elements of the Company's 2011 executive compensation program, including objectives, market positioning, structure, operation, and other information specific to 2011 payments, awards, and compensation adjustments.

Consideration of the Advisory Vote on Executive Compensation at the 2011 Annual Meeting of Stockholders.
Approximately 98.8% of the votes cast at our 2011 annual stockholders' meeting, including abstentions, approved the compensation of our executive officers as disclosed in the “Executive Compensation” section of the proxy statement for the 2011 annual meeting. This “say-on-pay” vote was not binding. However, the Committee took this result into consideration in determining to continue the overall design and implementation of our executive compensation program since the 2011 annual meeting. The Committee intends to continue to consider the outcome of annual advisory votes when making future executive compensation decisions.

The 2011 Named Executive Officers
This Compensation Discussion and Analysis describes the compensation of the named executive officers listed in the Summary Compensation Table. The named executive officers include the principal executive officer, the principal financial officer, the three other most highly compensated executive officers who were serving as executive officers at December 31, 2011, and a former executive officer who would have been one of the three other most highly compensated executive officers in 2011 but left the Company before the end of the fiscal year (the “Named Executive Officers”).

Base Salary
Individual base salary is established based upon appropriate competitive reference points, internal responsibilities and an executive's ability to contribute to the Company's success, and at a level that we believe is sufficient to attract and retain individuals with the qualities necessary for the long-term financial success of JDA. Historically, our Compensation Committee's policy has been to set the initial base salary for each executive position at or near the median for comparable positions within the selected peer group companies recommended by Towers Watson. Each executive officer's base salary is reviewed annually by the Committee and is subject to adjustment to take into account the executive's role, responsibilities, experience, tenure, individual performance and contribution to the organization's results as determined by the Chief Executive Officer (or the Committee, for decisions concerning CEO compensation), in addition to the compiled market data.
In reviewing and setting base salaries for 2011, the Committee considered the factors referred to above, as well as the informal input of management and Committee members regarding anticipated compensation changes at other comparable companies, and more formal comparative data obtained in September 2010 from Towers Watson. Taking into account each of these factors, the Committee made the following adjustments to base salaries for the executive officers in 2011:

Named Executive Officer	Title	2010	2011
		Base Salary	Base Salary
Hamish N. Brewer	Director, President and Chief Executive Officer	$520,000	$600,000
Peter S. Hathaway	Executive Vice President and Chief Financial Officer	364,000	378,560
David R. King	Executive Vice President, Product Management and Development	286,000	330,000
Thomas Dziersk	Executive Vice President, Sales and Marketing	312,000	450,000
G. Michael Bridge	Senior Vice President and General Counsel	260,000	270,400
Jason Zintak	Executive Vice President, Sales and Marketing	390,000	390,000
The Committee adjusted Mr. Brewer's base salary after taking into account his performance and contributions to the organization, as well as his performance relative to our peer group and the comparative salary data provided by Towers Watson, which indicated that Mr. Brewer's base salary was below the median for the market. After adjustment, Mr. Brewer's salary remained below the market median according to the analysis provided by Towers Watson. The Committee adjusted Mr. King's base salary after taking into account his role, tenure, performance and contributions to the organization as determined by the CEO and the comparative data provided by Towers Watson which indicated that Mr. King's base salary was below the median for the market. After adjustment, Mr. King's base salary was slightly above the market median. The Committee increased Mr. Dziersk's base salary above the market median in recognition of his increased and global responsibility in his new role as Executive Vice President of Sales and Marketing and his individual performance and contribution to the organization in his previous role as Senior Vice President of Sales for the Americas. The remaining executive officers received base salary increases consistent with increases provided to JDA employees generally for 2011.

Annual Cash Incentives
The Company's annual cash incentive program is structured to align the incentive compensation of all employees, including the executive officers, with the annual operating goals and objectives of the Company. The Committee sets executive officer target annual cash incentive amounts at or above the median target for comparable positions within our peer group of companies, and ties the target annual cash incentive to our achievement of an aggressive, yet realistic performance goal that encourages our growth. The Compensation Committee believes this approach to annual cash incentive compensation encourages management to maximize our business performance and enables us to reward exceptional performance with total short-term compensation that exceeds our peer group median.
Our annual cash incentive program in 2011 (the “2011 Cash Incentive Plan”) targets what, in the Committee's judgment, is the most important measure of the Company's operating performance driving the creation of stockholder value: EBITDA. To provide for consistent period-to-period measurement of actual performance against goal, the Committee adjusts both the target EBITDA goal and actual results to exclude non-cash charges, such as amortization of intangibles and stock-based compensation, and certain charges that impact the comparability of one period to another. The Committee believes that the use of an adjusted EBITDA target provides a simple, but encompassing and powerful, performance goal that aligns the strategies and efforts of the enterprise across operational groups and geographies. The Committee also believes that an adjusted EBITDA target helps ensure that extraordinary compensation is tied to creation of enhanced value for stockholders rather than excessive risk-taking motivated by short-term personal gain, and serves to motivate performance against a key metric in the Company's credit facilities.

The Committee established a 2011 adjusted EBITDA target of $183.0 million, an increase of $22 million over the 2010 actual EBITDA result of $160.9 million. This increased adjusted EBITDA target reflected the Committee's and management's view of the sales and profit potential of the Company during 2011 and reflected what in the Committee's opinion was an aggressive yet realistic target based on organic growth.
Under the 2011 Cash Incentive Plan, our Named Executive Officers would earn no cash incentive if our adjusted EBITDA did not attain a threshold level of at least $155.0 million. For 2011, if our actual adjusted EBITDA fell between the threshold of $155.0 million and the target of $183.0 million, our Named Executive Officers would earn a prorated cash incentive ranging from 50% to 100% of the Named Executive Officer's target cash incentive. If our actual adjusted EBITDA for 2011 exceeded $183.0 million, each Named Executive Officer would earn 100% of his target cash incentive plus an additional amount prorated on a straight-line basis.
The following table sets forth for each Named Executive Officer the 2011 annual target cash incentive set by the Committee at the beginning of the year and the actual cash incentive earned under the 2011 Cash Incentive Plan. The Committee set the target level of the 2011 cash incentive for the Named Executive Officers based on the executive's role, individual performance and contribution to the organization's results as determined by the Chief Executive Officer (or the Committee, for decisions concerning CEO compensation), in addition to the comparative data and peer group analysis obtained in September 2010 from Towers Watson. The target cash incentives for 2011 for each of the Named Executive Officers were set at or above the market and peer group median. The Company's actual 2011 adjusted EBITDA, as determined by the Audit Committee in January 2012, was $179.6 million, thus qualifying each Named Executive Officer to receive approximately 94% of his target award. The 94% achievement level does not include any impacts resulting from the restatement, as those results were not known and did not impact actual employee performance in 2011.

		2011 Target Cash Incentive	2011 Earned Cash Incentive
Hamish N. Brewer	Director, President and Chief Executive Officer	$600,000	$564,000
Peter S. Hathaway	Executive Vice President and Chief Financial Officer	400,000	376,000
David R. King	Executive Vice President, Product Management and Development	295,000	277,300
Thomas Dziersk[1]	Executive Vice President, Sales and Marketing	431,250	398,625
G. Michael Bridge	Senior Vice President and General Counsel	250,000	235,000
Jason Zintak[2]	Executive Vice President, Sales and Marketing	450,000	112,500

1 Mr. Dziersk was promoted to Executive Vice President, Sales and Marketing on April 26, 2011 and thereafter participated in the 2011 Cash Incentive Plan with an annual target cash incentive of $450,000. Prior to April 26, 2011, Mr. Dziersk participated in an annual commission-based cash incentive plan with an annual target cash incentive of $375,000 and did not participate in the 2011 Cash Incentive Plan. His 2011 actual cash incentive represents a combination of his actual commission earned in 2011 prior to April 26, 2011 and his cash incentive earned under the 2011 Cash Incentive Plan after that date.

2 Mr. Zintak served as our Executive Vice President, Sales and Marketing until his resignation on April 26, 2011. Of his total 2011 earned cash incentive, $112,500 represents the amount he earned prior to his employment termination date.

Earned annual cash incentive awards are prorated and typically paid in quarterly installments, based upon the Company's annualized year-to-date achievement of its annual adjusted EBITDA goal. At the Compensation Committee's discretion, a portion of each quarterly cash incentive installment may be held back during the first three quarters of the year to be paid after the Company's Audit Committee determines the actual adjusted EBITDA performance for the year in January of the following year. The same calculation method is applied to Named Executive Officers and other employees alike.
Equity Incentive Awards
The Committee provides long-term equity incentive awards to our Named Executive Officers under our 2005 Performance Incentive Plan, which was approved by our stockholders at the 2005 annual meeting of stockholders. Under the 2005 Performance Incentive Plan, the Committee is authorized to grant restricted stock, restricted stock units, performance shares, performance units, cash-based awards, and deferred compensation awards, but not stock options.
The Committee has aligned the Company's equity incentive program with its annual cash incentive program by structuring awards under both programs to reward executives for the Company's achievement of its adjusted EBITDA goals. Consistent with its past use of equity incentives, in 2011, the Committee granted to our Named Executive Officers performance share awards under the 2005 Performance Incentive Plan that are structured to balance the Committee's objective of incentivizing management to achieve high levels of corporate performance with stockholder concerns regarding equity dilution. The Committee set the target level of the 2011 performance share awards for the Named Executive Officers based on the executive's role, individual performance and contribution to the organization's results as determined by the Chief Executive Officer (or the Committee, for decisions concerning CEO compensation), in addition to the comparative data and peer group analysis obtained in September 2010 from Towers Watson. The target level for each of the Named Executive Officers was set at or above the competitive median.
The vesting provisions of the 2011 performance share awards are designed to provide an incentive to our executive management team to both (a) successfully achieve the adjusted EBITDA target set by the Committee for 2011, and (b) remain with the Company and continue to build stockholder value over the two-year period following the initial vesting of the award. Performance shares are earned and vest based upon a combination of the extent to which our actual adjusted EBITDA performance for the year meets or exceeds the adjusted EBITDA goal set by the Committee and the executive's continued employment with the Company following the measurement year. No portion of a performance share award is earned unless we achieve at least a minimum adjusted EBITDA threshold for the year. The target number of performance shares subject to an executive's award are earned if the Company's target adjusted EBITDA goal is attained for the year. If our adjusted EBITDA for the year falls between the threshold and target levels, executives will earn between 50% and 100% of the their target number of performance shares, prorated for our actual performance. If our actual performance exceeds the adjusted EBITDA target for the year, the number of performance shares earned increases pro rata up to a maximum of 125% of the target award. Upon our determination of the extent to which the adjusted EBITDA goal has been achieved for the year, 50% of the earned performance shares vest immediately, while the remaining 50% of the earned award vests in two annual installments, provided the executive remains a JDA employee.
As with the 2011 Cash Incentive Plan, the 2011 target performance share awards for the Named Executive Officers were set by the Compensation Committee at the beginning of the year, based on achieving target 2011 adjusted EBITDA of $183.0 million. Provided that a minimum adjusted EBITDA threshold of $155.0 million was achieved, 50% of the target number of performance shares subject to an award would be earned. For 2011, if actual adjusted EBITDA achieved fell between the minimum threshold and the target adjusted EBITDA of $183.0 million, a prorated portion of the target number of performance shares would be earned. If adjusted EBITDA for the year exceeded $183.0 million, the Named Executive Officers would have earned 100% of their target number of performance shares plus an additional amount prorated on straight-line basis up to a maximum of 125% of their target number of performance shares for adjusted EBITDA of $198.0 million.
The following table sets forth for each Named Executive Officer the 2011 target performance share award established by the Compensation Committee and the actual number of performance shares earned for 2011. The Company's actual 2011 adjusted EBITDA, as determined by the Audit Committee in January 2012, was $179.6 million, thus qualifying each Named Executive Officers to earn approximately 94% of his target performance share award. The 94% achievement level does not include any impacts resulting from the restatement as those results were not known and did not impact actual employee performance in 2011.

Named Executive Officer	Title	2011 Target Performance Shares	2011 Earned Performance Shares (2)
Hamish N. Brewer	Director, President and Chief Executive Officer	82,868	77,896
Peter S. Hathaway	Executive Vice President and Chief Financial Officer	32,313	30,375
David R. King	Executive Vice President, Product Management and Development	32,313	30,375
Thomas Dziersk	Executive Vice President, Sales and Marketing	34,032	31,990
G. Michael Bridge	Senior Vice President and General Counsel	4,738	4,454
Jason Zintak[1]	Executive Vice President, Sales and Marketing	50,000	—

1 Mr. Zintak left the Company on April 26, 2011, and therefore was not eligible to earn 2011 performance shares.

2 Earned performance shares vested 50% on the date on which we filed our 2011 Annual Report on Form 10-K, with the remaining 50% of the earned performance shares vesting in two annual installments, subject to continued employment with JDA.

Benefits
The Company provides officers with certain employee benefits to adequately protect the executive and his or her immediate family in the event of illness, disability, or death. Named Executive Officers are eligible for health and welfare benefits available to all eligible Company employees during active employment under the same terms and conditions. We offer a comprehensive benefits program, which includes health, dental and vision coverage, short and long-term disability plans, life insurance and accidental death and dismemberment coverage, as well as a 401(k) savings plan.

Consideration of Compensation Restatement

In January 2012, we disclosed that we had received a subpoena from the Division of Enforcement and a comment letter from the Division of Corporation Finance of the SEC requesting information and documents related to revenue recognition and other accounting and financial reporting matters for certain past fiscal years. In response to the SEC's inquiries, our Audit Committee promptly commenced an investigation into our revenue recognition policies and the application of these policies during the periods in question, engaged an outside accounting firm separate from our independent auditors and engaged special counsel to undertake a fact-finding investigation. Our outside legal counsel also assisted in this investigation. Based on the Audit Committee's review of our revenue recognition policies and the application of these policies for the fiscal years in question, the Audit Committee, relying upon the advice of its expert advisors, including Deloitte & Touche, LLP, made a determination that the Company's annual and quarterly results for certain past fiscal periods would be restated.
While there was no question as to the existence of the reported revenue, the restatement changed the time period during which certain revenue was recognized, as follows: (i) certain software license revenue linked to associated services agreements was deferred from the quarter originally recognized, into the quarter when the services agreement was executed, which was often the immediately subsequent quarter; and (ii) revenue associated with certain software license agreements and related services was deferred and recognized over the longest period for any undelivered services, often three years, or when vendor specific objective evidence of fair value was obtained.
Following the Audit Committee's review, the Compensation Committee, with the assistance of independent compensation consulting firm, Pay Governance LLC, and independent legal advice from Morgan, Lewis & Bockius, LLP, conducted its own review to determine whether any compensation adjustments for our current and former executive officers were appropriate in connection with the financial restatement.
The Compensation Committee considered the following conclusions regarding the conduct of management reached by the Audit Committee in connection with its investigation:

•	There was no fraudulent or intentional wrongdoing on the part of any member of management and management acted in good faith to ensure that revenue was properly accounted for.

•
The record demonstrates that when the accounting issue was brought to its attention, management went beyond standard protocols in an effort to ensure that revenue, and, in particular, the handful of critical contracts which resulted in a large part of the revenue changes, were properly recorded in the financial records of the Company.

The Compensation Committee also reviewed and considered a number of additional factors, including (i) both our Chief Executive Officer and our Chief Financial Officer were responsible for the financial statements when issued, despite the lack of fraudulent or intentional wrongdoing, (ii) the cultural and behavioral environment it wishes to encourage, (iii) notwithstanding the proper timing of revenue recognition, the critical contracts referred to above represented an important new strategic business focus for the Company and would have been pursued in any event, (iv) the Committee's intent to provide incentives to management to increase profitable revenues, which management successfully implemented by growing its “cloud” operations (e.g., licensed products installed at the Company's data center instead of the customer's location) without regard to how those revenues were accounted for, and (v) in light of the fact that the restatement results in a timing effect, but not a reduction in overall revenue, the achievements the Committee wished to support were not adversely affected.
During fiscal years 2007 through 2011, our executive officers received cash bonuses and certain equity awards based on the Company's achievement of adjusted EBITDA targets. To determine the impact of the restatement on that incentive compensation, the Compensation Committee compared the dollar amount of the cash incentive compensation paid and the grant date fair value of each equity award granted to our current and former executive officers during fiscal years 2007 through 2011 to the dollar amount that would have been paid and the grant date fair value of each equity award that would have been granted to our current and former executive officers based on the Company's financial statements in the form in which they would have been presented to the Committee at such times, with the correct revenue reporting rules as now known.
The Committee determined that over the five-year historical period analyzed, the incentive compensation and equity awards would have been higher in some years, lower in others, and in the aggregate, lower by only approximately 5% of the amounts paid or awarded over the period in question. For the Company's current Named Executive Officers, the aggregate change in incentive compensation equated to approximately 3.5% of the amounts paid or awarded over the period in question. As a result, the Compensation Committee further determined that despite the financial restatement, incentives earned by members of management were only slightly higher than they otherwise would have been had the Company been aware of the correct revenue reporting rules and assuming the Compensation Committee would have made no other changes to the Company's compensation program during this period based on the revised information.
Based on all of the factors identified herein, the Compensation Committee concluded that there was not a compelling case that a compensation adjustment for our current or former officers was required or appropriate under these facts and the Compensation Committee determined not to make one.

Compensation Committee Report
The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with the management of the Company. Based on this review and discussion, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual report on form 10-K for the fiscal year ended December 31, 2011.
Respectfully submitted by the members of the Compensation Committee of the Board of Directors.

COMPENSATION COMMITTEE

Jock Patton, Chairman
J. Michael Gullard
Richard Haddrill
Arthur C. Young

Summary Compensation Table
The table below sets forth information concerning total compensation provided to Named Executive Officers for services rendered in all capacities during the years ended December 31, 2011, 2010 and 2009. The Named Executive Officers include the principal executive officer, the principal financial officer, the three other most highly compensated executive officers who were serving as executive officers at December 31, 2011, and a former executive officer who would have been one of the three other most highly compensated executive officers in 2011 but left the Company before the end of the fiscal year.

Name and Principle Position	Year	Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
				(1)	(2)	(3)
Hamish N. Brewer Director, President and Chief Executive Officer	2011	$600,000	—	$2,486,040	$564,000	5,108	$3,655,148
	2010	515,000	—	2,000,392	567,750	5,108	3,088,250
	2009	479,614	—	1,523,419	371,875	5,108	2,380,016

Peter S. Hathaway Executive Vice President and Chief Financial Officer	2011	374,920	—	965,165	376,000	7,390	1,723,475
	2010	360,500	—	1,331,500	378,500	7,390	2,077,890
	2009	159,295	—	1,494,000	163,476	6,077	1,822,848

David R. King Executive Vice President, Product Management and Development	2011	330,000	—	965,165	277,300	10,191	1,582,656
	2010	275,544	—	466,744	236,563	10,112	988,963
	2009	244,177	—	248,682	239,063	10,112	742,034

Thomas Dziersk Executive Vice President, Sales and Marketing	2011	415,500	—	1,013,571	398,625	15,108	1,842,804
	2010	309,000	—	400,089	417,936	5,108	1,132,133
	2009	300,000	—	348,158	287,417	26,502	962,077

G. Michael Bridge Senior Vice President, General Counsel and Secretary	2011	267,800	—	142,140	235,000	5,108	650,048
	2010	254,262	—	332,875	236,563	5,108	828,808
	2009	237,048	—	198,951	212,500	5,108	653,607

Jason Zintak (4) Executive Vice President, Sales and Marketing	2011	124,250	—	1,500,000	112,500	1,274,565	3,011,315
	2010	386,250	—	1,331,500	428,108	821	2,146,679
	2009	139,423	—	1,560,800	174,611	306	1,875,140

(1)
The amounts shown in this column reflect the aggregate grant date fair value of performance share awards computed in accordance with FASB ACS Topic 718, excluding the effect of estimated forfeitures and based on the probable outcome of the performance conditions as of the grant date of the award. For a more detailed discussion of the assumptions used to calculate the fair value of each stock award, refer to Note 15 to our Consolidated Financial Statements contained in Part IV, Item 15. These amounts do not reflect whether the Named Executive Officer has actually realized or will realize a financial benefit from the award as a result of earning and vesting in the award. For performance share awards granted in 2011, the maximum possible payout is 125% of the target value, the grant date fair value of which would be as follows:

•	Mr. Brewer: $3,107,550

•	Mr. Hathaway: $1,206,457

•	Mr. King: $1,206,457

•	Mr. Dziersk: $1,266,964

•	Mr. Bridge: $177,675

•	Mr. Zintak: $1,875,000

(2)
The amounts shown in this column, other than for Mr. Dziersk and Mr. Zintak, reflect non-equity incentive payments earned pursuant to our annual cash incentive plans. Mr. Dziersk was promoted to Executive Vice President, Sales and Marketing on April 26, 2011 and thereafter participated in the 2011 Cash Incentive Plan with an annual target cash incentive of $450,000. Prior to April 26, 2011, Mr. Dziersk participated in an annual commission-based cash incentive plan with an annual target cash incentive of $375,000 and did not participate in the 2011 Cash Incentive Plan. Mr. Dzierk's 2011 actual cash incentive represents a combination of his actual commission earned in 2011 prior to April 26, 2011 and his cash incentive earned under the 2011 Cash Incentive Plan after that date. For Mr. Zintak, $112,500 represents non-equity incentive payments earned up to April 26, 201, his date of departure.

(3)
The amounts shown in this column reflect amounts paid to our Named Executive Officers in respect of (i) matching contributions under our 401(k) plan, group term life insurance premiums, and long-term disability premiums. For Mr. Dziersk, the amounts shown for 2009 also reflect reimbursements in respect of temporary housing and relocation expenses in the amount of $21,394. For Mr. Zintak, the amounts shown also reflect the following payments pursuant to his severance agreement (i) $780,000, which represents 24 months of base salary; (ii) $450,000, an amount equal to one year's target annual cash incentive award for the year in which termination occurs; and $36,750, which represents additional severance to compensate Mr. Zintak for the balance due in connection with the 60 day notice period under Mr. Zintak's employment agreement.

(4)
Mr. Zintak, previously our Executive Vice President, Sales and Marketing, left the Company on April 26, 2011. At that time, his base salary was $390,000. Mr. Zintak received severance benefits of $1,266,750 in 2011 pursuant to the Confidential Separation and Release Agreement entered into with Mr. Zintak upon his termination of employment. These severance benefits are further described in detail below in the section entitled “Potential Payments Upon Termination or Change in Control.”

Discussion of Summary Compensation Table
The base salary paid to each Named Executive Officer is initially determined by negotiation at the time of hiring and reflected in an employment agreement with the Company. Base salaries of executives are reviewed annually by the Compensation Committee for adjustments based on merits and comparisons to our peer group of companies, as further discussed under “Compensation Discussion and Analysis - Compensation Elements in 2011 - Base Salary.” Below is a summary of the terms of the employment agreement with each of our current Name Executive Officers regarding compensation. For a discussion of the terms of their employment agreements regarding termination of employment and a change in control of the Company, see “Potential Payments Upon Termination or Change in Control” below.
Hamish N. Brewer. We entered into our current employment agreement with Mr. Brewer, President and Chief Executive Officer, on September 8, 2009. The agreement provides for at-will employment having no fixed term. Under the agreement, Mr. Brewer is (i) entitled to an annual salary of at least $500,000, subject to annual review, (ii) eligible to participate in the Company's annual cash incentive program, (iii) eligible to be granted equity awards at the discretion of the Board of Directors, (iv) eligible for all fringe benefits provided to JDA executives generally, and (v) entitled to reimbursement of all reasonable business expenses in accordance with Company policy.
Peter S. Hathaway. We entered into our current employment agreement with Mr. Hathaway, Executive Vice President and Chief Financial Officer, on his initial hire date of July 20, 2009. The agreement provides for at-will employment having no fixed term. Under the agreement, Mr. Hathaway is (i) entitled to an annual salary of at least $350,000, subject to annual review, (ii) eligible to participate in the Company's annual cash incentive program with a minimum target amount of $350,000, (iii) eligible to be granted equity awards at the discretion of the Board of Directors, (iv) eligible for all fringe benefits provided to JDA executives generally, and (v) entitled to reimbursement of all reasonable business expenses in accordance with Company policy. In addition, Mr. Hathaway's agreement provides for the grant to him of certain initial equity awards, comprised of 100,000 restricted stock units and 25,000 performance shares, and a guaranteed 2010 target award of 50,000 performance shares, all of which have been granted.
David R. King. We entered into our current agreement with Mr. King, Executive Vice President, Product Management and Development, on April 26, 2011. The agreement provides for at-will employment having no fixed term. Under the agreement, Mr. King is (i) entitled to an annual salary of at least $333,000, subject to annual review, (ii) eligible to participate in the Company's annual cash incentive program, (iii) eligible to be granted equity awards at the discretion of the Board of Directors, (iv) eligible for all fringe benefits provided to JDA executives generally, and (v) entitled to reimbursement of all reasonable business expenses in accordance with Company policy.
Thomas Dziersk. In April 2011, Mr. Dziersk was promoted from Senior Vice President, Americas to Executive Vice President, Sales and Marketing. In connection with this promotion, we entered into our current agreement with Mr. Dziersk on April 26, 2011. The agreement provides for at-will employment having no fixed term. Under the agreement, Mr. Dziersk is (i) entitled to an annual salary of at least $450,000, subject to annual review, (ii) eligible to participate in the Company's annual cash incentive program, (iii) eligible to be granted equity awards at the discretion of the Board of Directors, (iv) eligible for all fringe benefits provided to JDA executives generally, and (v) entitled to reimbursement of all reasonable business expenses in accordance with Company policy.
G. Michael Bridge. We entered into an agreement with Mr. Bridge, Senior Vice President, General Counsel and Secretary, on October 8, 2009. The agreement provides for at-will employment having no fixed term. Under the agreement, Mr. Bridge is (i) entitled to an annual salary of at least $237,048, subject to annual review, (ii) eligible to participate in the Company's annual cash incentive program, (iii) eligible to be granted equity awards at the discretion of the Board of Directors, (iv) eligible for all fringe benefits provided to JDA executives generally, and (v) entitled to reimbursement of all reasonable business expenses in accordance with Company policy.
Effective March 9, 2012, we entered into a separation and release agreement with Mr. Bridge which replaces and supersedes his prior employment agreement except for provisions in his employment agreement related to forfeiture of severance benefits, conflicts of interest, post-termination competition, confidentiality and proprietary rights, nonsolicitation, injunctive relief, arbitration and certain general provisions. Under the separation and release agreement, until the earlier of March 31, 2013 or the initial vesting date of Mr. Bridge's performance shares granted in connection with the Company's annual equity incentive program for 2012 (the “Service Date”), Mr. Bridge shall (i) continue to receive his base salary in effect on March 9, 2012, adjusted for any annual increases given to JDA executives in 2012, (ii) maintain his existing fringe benefits, and (iii) participate in the Company's 2012 cash incentive program. Upon the Service Date, Mr. Bridge will receive any accrued and unused paid time off and, if he signs a supplemental release within 21 days following the Service Date: (i) 12 months of base salary in the amount of $270,400, plus any annual increase percentage applicable to other JDA executives in 2012, (ii) one year's bonus in the amount of $250,000, (iii) a pro rata portion of base salary representing payment in lieu of a 60 day notice period, (iv) accelerated of vesting of all earned but unvested performance shares awards granted under the 2005 Performance Incentive Plan during 2010, 2011 and 2012; (v) if elected, payment of COBRA premiums for up to 18 months following the Service Date; and (v) the ability to exercise any unexercised stock options that have not terminated until the earlier of October 19, 2013 or the expiration of the option's term (collectively, the “Benefits”). If we terminate Mr. Bridge's employment without cause prior to the Service Date, Mr. Bridge shall receive (i) his base salary and fringe benefits to the Service Date, (ii) his cash incentive under the Company's 2012 cash incentive program, (iii) a settlement of his 2012 performance share awards, and (iv) the Benefits.
Jason Zintak. Prior to the termination of his employment on April 26, 2011, Mr. Zintak served as our Executive Vice President, Sales and Marketing pursuant to an employment agreement entered into with the Company on August 18, 2009. That agreement provided for at-will employment having no fixed term. Under the agreement, Mr. Zintak was (i) entitled to an annual salary of at least $370,000, subject to annual review, (ii) eligible to participate in the Company's annual cash incentive program with a minimum target amount of $450,000, (iii) eligible to be granted equity awards at the discretion of the Board of Directors, (iv) eligible for all fringe benefits provided to JDA executives generally, and (v) entitled to reimbursement of all reasonable business expenses in accordance with Company policy. In addition, Mr. Zintak's agreement provided for the grant to him of certain initial equity awards, comprised of 100,000 restricted stock units and 30,000 performance shares, and a guaranteed target awards of 50,000 performance shares for each of 2010, 2011 and 2012, all of which were granted.

2011 Grants of Plan-Based Awards

The following table sets forth certain information with respect to the grant of plan-based awards to our Named Executive Officers during the fiscal year ended December 31, 2011:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Grant Date Fair Value of Stock Awards
		($)	($)	($)	(#)	(#)	(#)	($)(3)
Hamish N. Brewer	1/28/2011	$300,000	$600,000		41,434	82,868	103,585	$2,486,040

Peter S. Hathaway	1/28/2011	200,000	400,000		11,846	23,691	29,614	710,730
	4/26/2011				4,311	8,622	10,778	254,435

David R. King	1/28/2011	147,500	295,000		11,846	23,691	29,614	710,730
	4/26/2011				4,311	8,622	10,778	254,435

Thomas Dziersk	1/28/2011	—	431,250		9,477	18,953	23,691	568,590
	4/26/2011				7,540	15,079	18,849	444,981

G. Michael Bridge	1/28/2011	125,000	250,000		2,369	4,738	5,923	142,140

Jason Zintak	1/28/2011	225,000	450,000		25,000	50,000	62,500	1,500,000

(1)
The amounts in these columns reflect the potential threshold and target amounts payable to our Named Executive Officers under our 2011 Cash Incentive Plan (for 2011, there was no maximum amount) based upon the extent of our achievement of our 2011 adjusted EBITDA goal. For a discussion of the award formula under our 2011 Cash Incentive Plan, see “Compensation Discussion and Analysis - Compensation Elements in 2011 - Annual Cash Incentives.” For 2011, the Company achieved a level of adjusted EBITDA which resulted in a payout of approximately 94% of the target award.

(2)
The amounts in these columns reflect the threshold, target, and maximum numbers of shares issuable to our Named Executive Officers pursuant to their respective 2011 performance share awards under our 2005 Performance Plan based upon the extent of our achievement of our 2011 adjusted EBITDA goal. For a discussion of the award formula under our 2011 performance share awards, see “Compensation Discussion and Analysis - Compensation Elements in 2011 - Equity Incentive Awards.” For 2011, the Company achieved a level of adjusted EBITDA which resulted in our Named Executive Officers earning approximately 94% of the target award. Fifty percent of the earned award vested on the on the date on which we filed our 2011 Annual Report on Form 10-K, and the remainder of the award will vest in installments on the first two anniversaries of such date, subject to the executive's continued employment with JDA.

(3)
The dollar value reported in this column reflects the grant date fair value of such stock awards determined by multiplying the target number of performance shares under each award by the closing prices per share on the NASDAQ of $30.00 and $29.51 on the grant dates of January 28, 2011 and April 26, 2011, respectively.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by our Named Executive Officers as of December 31, 2011:

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock Held that Have Not Yet Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Hamish N. Brewer	115,000	$14.88	4/14/2014	21,737	$704,061	82,868	$2,684,095

Peter S. Hathaway				23,066	747,108	65,646	2,126,274

David R. King				4,898	158,646	32,313	1,046,618

Thomas Dziersk				4,415	143,002	34,032	1,102,296

G. Michael Bridge	10,000	16.80000	9/19/2013	3,529	114,304	4,738	153,464

Jason Zintak				—	—	—	—

(1)	The totals in this column include:

•	For Mr. Brewer, 2,475 shares that became fully vested as of January 28, 2012 and 19,262 shares that vest ratably on a monthly basis through January 28, 2013;

•
For Mr. Hathaway, 9,700 shares that vest ratably on a monthly basis through July 20, 2012, 540 shares that vest ratably on a monthly basis through January 28, 2012 and 12,826 shares that vest ratably on a monthly basis through January 28, 2013;

•	For Mr. Dziersk, 565 shares that became fully vested as of January 28, 2012 and 3,850 shares that vest ratably on a monthly basis through January 28, 2013;

•	For Mr. King, 404 shares that became fully vested as of January 28, 2012 and 4,494 shares that vest ratably on a monthly basis through January 28, 2013; and

•	For Mr. Bridge, 323 shares became fully vested as of January 28, 2012 and 3,206 shares that vest ratably on a monthly basis through January 28, 2013;

(2)	The market value of performance shares or restricted stock units that have not vested is based on the closing price of the Company's common stock on the NASDAQ on December 30, 2011 ($32.39).

(3)
The totals in this column reflect performance share awards granted on January 28, 2011 and April 26, 2011 and, for Mr. Hathaway, the total includes 33,333 unvested restricted stock unit awards granted in 2009 that will vest in defined tranches if and when we achieve certain pre-defined performance milestones. The actual number of performance shares earned by the Named Executive Officers in 2011 based on the Company's 2011 performance is set forth and described in "Executive Compensation - Compensation Discussion and Analysis - Compensation Elements in 2011 - Equity Incentive Awards."

Option Exercises and Stock Vested
The following table sets forth information concerning option exercises by the current Named Executive Officers and vesting of our Common Stock held by them during the fiscal year ended December 31, 2011.

Name	Option Awards			Stock Awards
		Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Hamish N. Brewer		—	—	81,312	$2,414,085
Peter S. Hathaway	─	—	—	74,181	2,191,374
David R. King		—	—	16,981	504,873
Thomas Dziersk		—	—	17,172	509,572
G. Michael Bridge		—	—	12,550	372,977
Jason Zintak		—	—	98,636	2,901,008

(1)	The value realized upon vesting of stock awards is calculated by multiplying the number of shares of stock by the market value of the underlying securities on the date of vesting.

Potential Payments Upon Termination of Change in Control

Employment Agreements with Named Executive Officers
We have employment agreements with Mr. Brewer, our President and Chief Executive Officer, Mr. Hathaway, our Executive Vice President and Chief Financial Officer, Mr. King, our Executive Vice President, Product Management and Development, and Mr. Dziersk, our Executive Vice President, Sales and Marketing, dated September 8, 2009, July 20, 2009, April 26, 2011, and April 26, 2011, respectively. These agreements may be reviewed and adjusted periodically by the Compensation Committee. We also entered into an employment agreement dated October 8, 2009 with Mr. Bridge, our Senior Vice President, General Counsel, which was replaced and superseded by a separation and release agreement dated as of March 9, 2012. For more information regarding Mr. Bridge's employment and separation and release agreements, see “Discussion of Summary Compensation Table”. The agreements provide Messrs. Brewer, Hathaway, King, Dziersk and Bridge with an annual base salary, a bonus potential and severance benefits. In addition, on March 30, 2011, we entered into a separation and release agreement with Mr. Zintak, our former Executive Vice President, Sales and Marketing, providing him with specified severance benefits upon his termination of employment with Company effective on April 26, 2011. The termination events under which severance benefits may be provided, the severance benefits available to our Named Executive Officers under their agreements, and the conditions to eligibility for such severance benefits are described below.
Termination Events. Our employment agreements with Named Executive Officers generally provide specified severance benefits upon either a termination by the Company without cause or upon voluntary termination by the executive for good reason (each as defined in the individual's agreement). Except for the employment agreements with Messrs. King and Dziersk, severance benefits are available regardless of whether these termination events occur prior to, in connection with, or following a change in control of the Company. In the cases of Messrs. King and Dziersk, while severance benefits are available upon termination by the Company without cause at any time, a voluntary termination by the executive for good reason must occur within a period of 24 months following a change in control of the Company to entitle the executive to severance benefits. In addition to these termination events, Mr. Brewer's employment agreement provides for certain severance benefits in connection with a termination of his employment resulting from disability (as defined in his employment agreement) or his death occurring in the performance of his duties with the Company.
Cash Severance Benefits. In addition to earned but unpaid salary and reimbursement of business expenses incurred prior to termination, the cash severance benefits available to our Named Executive Officers upon a termination by the Company without cause or upon voluntary termination by the executive for good reason include a lump sum payment equal to a specified number of months of base salary and one year's annual cash incentive that would otherwise be paid for the calendar year of termination if all performance based milestones were achieved at the 100% level by both the Company and the executive. For all of the executives other than Mr. Bridge, the base salary component of cash severance is an amount equal to 24 months of base salary. The base salary component of cash severance under Mr. Bridge's separation and release agreement is 12 months. The target annual cash incentive component of each of the following executive's cash severance is subject to a minimum payment as follows: Mr. Brewer ($600,000), Mr. Hathaway ($350,000), Mr. King ($295,000), and Mr. Dziersk ($450,000). Mr. Brewer's employment agreement also provides for payment of the foregoing cash severance benefit upon a termination of his employment resulting from disability, reduced however by any payments he may receive under a Company disability plan.

Other Severance Benefits. In addition to the foregoing cash severance benefits, Messrs. Brewer, Hathaway and Bridge would be entitled to Company paid health care premiums for the executive and his family for up to 18 months from the date of his termination of employment to the extent that he is eligible and elects continuation coverage under COBRA (provided that such payments will terminate upon becoming eligible for group health insurance coverage with a new employer). Each of the Named Executive Officers would also be entitled to accelerated vesting of each equity award held by such executive with respect to which applicable corporate financial or other business performance goals have been satisfied prior to termination of employment but which remain subject to additional service-based vesting requirements. Accelerated vesting of such earned but unvested equity awards is the only severance benefit that would be provided to Mr. Brewer in connection with his death occurring in the performance of his duties.
Conditions to Eligibility for Severance Benefits. Our Named Executive Officers will be entitled to receive the severance benefits described above only by entering into an effective full general release of claims against the Company arising out of the executive's employment with the Company and termination of such employment. In addition, severance benefits provided to an executive will be subject to forfeiture and an obligation to repay any such severance benefits previously provided if the executive breaches any of the covenants to which the executive is subject under his applicable agreement following termination of employment. These covenants include a prohibition during a period of nine months following the date of the executive's termination of employment on competing with the Company, interfering with the Company's relationship with any of its customers or customer prospects, or soliciting any of the Company's employees to discontinue their employment with the Company. Further, the executive must continue to abide by his confidentiality and proprietary rights agreement with the Company.
Severance Benefits Provided to Mr. Zintak. Effective upon his termination of employment with the Company on April 26, 2011, Mr. Zintak became entitled to certain severance benefits under the terms of a separation and release agreement entered into with the Company that superseded his employment agreement. Those benefits included a lump sum cash payment in an amount equal to 24 months of base salary and one year's target annual cash incentive. In addition Mr. Zintak received payment of wages for a portion of the termination notice period under his employment agreement during which he was not required to report to work. Finally, the vesting of certain outstanding equity awards held by Mr. Zintak was accelerated. These severance benefits were provided subject to Mr. Zintak's general release of claims against the company in connection with his employment and termination of employment with the Company. Further, he remained subject to forfeiture of his severance benefits in the event of his breach of the covenants described above during the period of nine months following his termination of employment.

Change in Control Related Acceleration of Certain Equity Award Vesting

Annually, commencing in 2006, the Compensation Committee has granted performance share awards to our Named Executive Officers. As described above under Compensation Discussion and Analysis-Compensation Elements in 2011-Equity Incentive Awards, the performance shares subject to these awards are earned by the executive based on the extent to which the applicable annual adjusted EBITDA target is achieved. Generally, 50% of the earned performance shares vest and are issued on an initial vesting date following the Compensation Committee's certification of the achievement of the performance goal, and the remaining 50% of the earned performance shares vest monthly over a period of 24 months following the initial vesting date, subject to the executive's continued employment with the Company. However, the performance share award agreements provide that in the event of a change in control of the Company occurring prior to the initial vesting date, the vesting of 100% of the target number of performance shares subject to the award will be accelerated, provided that the executive's employment has not terminated prior to the change in control. If a change in control occurs on or after the initial vesting date, the performance share award agreements provide that any earned performance shares that remain subject to continued employment-based vesting will become vested in full, provided that the executive's employment has not terminated prior to the change in control. In addition to the foregoing, Mr. Hathaway's employment agreement provides that upon a change in control of the Company, either while he remains employed by the Company or occurring within four months following his termination of employment by the Company without cause or his voluntary termination of employment for good reason, the vesting of all equity awards granted to Mr. Hathaway will accelerate in full.

Potential Payments upon Termination or Change in Control

Name	Termination of Employment without Cause or Resignation for Good Reason(1) ($)	Termination of Employment due to Disability or Death(2) ($)	Change in Control without Termination of Employment(3) ($)
Hamish N. Brewer
Severance Payments	$1,800,000	$1,800,000	$—
Health Benefits(4)	30,422	30,422	—
Value of Accelerated Vesting(5)	704,061	704,061	3,388,156
Peter S. Hathaway
Severance Payments	1,157,121	—	—
Health Benefits(4)	30,422	—	—
Value of Accelerated Vesting(5)	747,108	—	2,873,382
David R. King
Severance Payments	955,000	—	—
Health Benefits	—	—	—
Value of Accelerated Vesting(5)	158,646	—	1,205,264
Thomas Dziersk
Severance Payments	1,350,000	—	—
Health Benefits	—	—	—
Value of Accelerated Vesting(5)	143,002	—	1,245,298
Michael Bridge
Severance Payments	790,801	—	—
Health Benefits(4)	30,422	—	—
Value of Accelerated Vesting(5)	114,304	—	267,768
Jason Zintak (Former Officer)
Severance Payments	1,266,750	—	—
Health Benefits	—	—	—
Value of Accelerated Vesting(6)	1,482,759	—	—

(1) The amounts stated in the column headed “Termination of Employment without Cause or Resignation for Good” reflect the payments and benefits that would have been provided to each Named Executive Officer (other than Mr. Zintak) pursuant to his employment agreement described above had his employment terminated under the specified circumstances on December 31, 2011. For Messrs. Brewer, Hathaway and Bridge, such payments and benefits are available whether or not the termination of employment occurs in connection with a change in control of the Company. For Messrs. King and Dziersk, such payment and benefits provided in connection with the executive's resignation for good reason are available only if such termination of employment occurs within 24 months following a change in control. The amounts stated for Mr. Zintak are those payments and benefits he actually received in connection with his termination of employment on April 26, 2011. For a description of Mr. Bridge's separation and release agreement, see “Discussion of Summary Compensation Table”.

(2) The amounts stated in the column headed “Termination of Employment due to Disability or Death” reflect the payments and benefits that would have been provided to Mr. Brewer by his employment agreement described above had his employment terminated upon the specified circumstances on December 31, 2011. The stated severance payments do not reflect the reduction by the amount of any disability payments Mr. Brewer might receive upon a disability. In the event of his death occurring in the performance of his duties with the Company, Mr. Brewer would be entitled only to accelerated vesting of his earned but unvested equity awards.

(3) The amounts stated in the column headed “Change in Control without Termination of Employment” reflects the incremental value of the accelerated vesting of equity awards that would have occurred under each Named Executive Officer's employment agreement or performance share award agreements described above had a change in control of the Company occurred on December 31, 2011. The Named Executive Officers are not entitled to any cash payments solely as the result of a change in control of the Company.

(4) In accordance with our agreements with Messrs. Brewer, Hathaway and Bridge described above, represents the estimated cost of health benefits for a period of 18 months.

(5) Represents the intrinsic value of unvested equity awards held by each Named Executive Officer (other than Mr. Zintak) on December 31, 2011, the vesting of which would be accelerated by the applicable triggering event, based upon the closing price of $32.39 per share of our common stock on the NASDAQ Global Select Market on December 30, 2011.

(6) Represents the intrinsic value of unvested equity awards held by Mr. Zintak on April 26, 2011, the vesting of which was accelerated upon his termination of employment on that date, based upon the closing price of $29.51 per share of our common stock on the NASDAQ Global Select Market on April 26, 2011.

Compensation of Directors

The Compensation Committee reviews the compensation for non-employee directors on an annual basis. The Compensation Committee is responsible for recommending to the full Board changes in the compensation for non-employee directors, and is guided by the following goals:

•	directors should be fairly compensated for the work required in discharge of their duties;

•	compensation should align the directors' interests with the long-term interests of stockholders; and

•	the compensation policy should be easy for stockholders to understand.

The table below sets forth information concerning total compensation provided to members of our Board of Directors for services rendered during the fiscal year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation	Total ($)
	(1)	(2)
James D. Armstrong	$261,250	$152,232	$2,097,530	$2,511,012
Hamish N. Brewer	—	—	—	—
J. Michael Gullard	92,000	152,232	100,260	344,492
Richard M. Haddrill	76,500	232,144		308,644
Douglas G. Marlin (3)	68,500	152,232	312,318	533,050
Jock Patton	81,500	152,232	—	233,732

(1)
Mr. Armstrong serves as Chairman of the Board and assists the Company with strategic planning, merger and acquisition opportunities, major product direction and key customer and employee relations. Mr. Armstrong is compensated pursuant to the terms of an amended employment agreement dated August 1, 2003 that provides a minimum base salary of $250,000 and the right to receive non-cash equity compensation. Mr. Armstrong's base salary was increased from $250,000 to $261,250 effective April 1, 2008. In addition, the amended employment agreement provides that if Mr. Armstrong is terminated without cause or he voluntarily resigns for good reason, he would be entitled to receive a severance amount equal to 36 months of base salary. Mr. Brewer does not receive compensation for his service on the Board of Directors.

For 2011, non-employee directors received cash compensation for their services as follows:

Annual Retainer                                $45,000
Annual Committee Chairman Retainers:
Audit Committee                            $ 20,000
Compensation Committee                        $ 10,000
Nominating & Governance Committee                    $ -
Fees for Attendance at Scheduled Meetings:
Audit Committee                            $ 1,500
Nominating & Governance Committee                    $ 1,500
Board (regular of special in excess of six per fiscal year)            $ 1,000
Reimbursement for reasonable out-of-pocket expenses             All

(2)
The table below sets forth information concerning grants of restricted stock to members of the Board of Directors (except Mr. Brewer) during the year ended December 31, 2011. The restricted shares were granted fully vested and as of December 31, 2011 there were no unvested restricted stock awards held by our directors. The dollar value values shown in the table below are equal to the number of restricted shares awarded multiplied by market price of our stock on the date of grant.

Date of Grant:	January 3, 2011

Market Price:	$28.54

	Number of Shares (#)	Dollar Value of Shares ($)
James D. Armstrong	800	$22,832
J. Michael Gullard	800	22,832
Richard M. Haddrill	3,600	102,744
Douglas G. Marlin	800	22,832
Jock Patton	800	22,832
	6,800	$194,072

Date of Grant:	May 26, 2011

Market Price:	$32.35

	Number of Shares (#)	Dollar Value of Shares ($)
James D. Armstrong	4,000	$129,400
J. Michael Gullard	4,000	129,400
Richard M. Haddrill	4,000	129,400
Douglas G. Marlin	4,000	129,400
Jock Patton	4,000	129,400
	20,000	$647,000

	26,800	$841,072

(3) Mr. Marlin retired from the Company's Board of Directors effective April 30, 2012.

Beginning in January 2011, non-employee directors receive a one-time grant of 2,000 shares of restricted stock upon initial appointment to the Board and an additional grant of 4,000 shares of restricted stock on an annual basis. The restricted shares are fully vested upon grant.

Compensation Committee Interlocks and Insider Participation
The Compensation Committee was comprised of four non-employee members of our Board of Directors, Mr. Gullard, Mr. Patton , Mr. Haddrill and Mr. Marlin during fiscal year 2011. Mr. Marlin was subsequently replaced by Mr. Young as a member of the Compensation Committee in April 2012. During fiscal year 2011, no member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. During fiscal year 2011, none of the Company's executive officers served on the compensation committee (or its equivalent) or the board of directors of another entity any of whose executive officers served on the Company's Compensation Committee. There are no interlocks between our Compensation Committee and any other entities involving our Directors and executive officers who serve as executive officers of such entities.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans
The following provides tabular disclosure as of December 31, 2011 of the number of securities to be issued upon the exercise of outstanding options or vesting of restricted stock units, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans, aggregated into two categories - plans that have been approved by stockholders and plans that have not (in thousands):

Equity Compensation Plans	Number of securities to be issued upon exercise of outstanding options or vesting of restricted stock units	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Approved by stockholders:
1996 Option Plan	223	14.76	—
1996 Directors Plan	36	16.75	—
2005 Performance Incentive Plan	176	—	1,974
Employee Stock Purchase Plan	1,073	—	1,073
	1,508	15.03	3,047
Not approved by stockholders:
1998 Option Plan	25	10.33	—
Non-Plan Awards	44	—	—
	1,577	10.33	3,047

(1)
We discontinued making new stock option grants under the 1996 Option Plan, the 1996 Directors Plan and the 1998 Option Plan (the “Prior Plans”) in 2004 and with the adoption of the 2005 Performance Incentive Plan, we terminated all Prior Plans except for those provisions necessary to administer the outstanding options, all of which are fully vested.

(2)
The 2005 Performance Plan was approved by stockholders in May 2005. The 2005 Performance Plan replaced the Prior Plans and provides for the issuance of up to 3,847,000 shares of common stock to employees, consultants and directors under stock purchase rights, stock bonuses, restricted stock, restricted stock units, performance awards, performance units and deferred compensation awards.

(3)
The Employee Stock Purchase Plan was approved by stockholders in May 2008. The purchase plan has an initial reserve of 1,500,000 shares and provides eligible employees with the ability to defer up to 10% of their earnings for the purchase of our common stock on a semi-annual basis at 85% of the fair market value on the last day of each six-month offering period that begins on February 1st and August 1st of each year.

(4)
Non-Plan Equity Inducement Awards. During third quarter 2009, we announced the appointment of Peter S. Hathaway to the position of Executive Vice President and Chief Financial Officer. In order to induce Mr. Hathaway to accept employment, the Compensation Committee granted certain equity awards outside of the terms of the 2005 Incentive Plan and pursuant to NASDAQ Marketplace Rule 5635(c)(4). A description of these awards is set forth in Note 15 to the Consolidated Financial Statements in Part IV, Item 15.

The following table sets forth the beneficial ownership of our Common Stock as of June 30, 2012 by (i) each of our Directors, (ii) each of the current Named Executive Officers listed in the Summary Compensation Table, (iii) each stockholder known by the Company to be the beneficial owner of more than 5% of our outstanding Common Stock, and (iv) all of our directors and executive officers as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information in the following table has been presented in accordance with the rules of the SEC. Under SEC rules, beneficial ownership of a class of capital stock includes any shares of such class as to which a person, directly or indirectly, has or shares voting power or investment power and also any shares as to which a person has the right to acquire such voting or investment power within 60 days through the exercise of any stock option, warrant or other right. If two or more persons share voting power or investment power with respect to specific securities, each such person is deemed to be the beneficial owner of such securities. Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the principal address of each of the stockholders below is c/o JDA Software Group, Inc., 14400 North 87th Street, Scottsdale, Arizona 85260.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned(1)	Percentage of Class (2)
James D. Armstrong	1,258,408	2.9%
J. Michael Gullard	39,800	*
Arthur C. Young	2,000	*
Richard Haddrill	7,600	*
Jock Patton	22,800	*
Hamish N. Brewer	295,426	*
Peter S. Hathaway	111,679	*
David R. King	31,437	*
Thomas Dziersk	28,574	*
G. Michael Bridge	30,230	*
Jason Zintak (3)	89,280	*
All directors and executives officers as a group (12 persons) (4)	1,832,507	4.3%

FMR, LLC (5)	6,382,491	14.9%
Praesidium Investment Management Company, LLC (6)	3,333,880	7.8%
BlackRock, Inc. (7)	3,287,289	7.7%
The Vanguard Group, Inc. (8)	2,297,380	5.4%
Wellington Capital Management Co., LLP (9)	2,270,322	5.3%
Ameriprise Financial, Inc. (10)	2,186,553	5.1%
______________

(1)
For the following directors and named executive officers, the shares beneficially owned include the following numbers of shares that with respect to which such persons have the right to acquire beneficial ownership within 60 days of June 30, 2012:

Name	Shares
James D. Armstrong	43,900
J. Michael Gullard	18,000
Arthur C. Young	2,000
Hamish J. Brewer	159,390
Peter S. Hathaway	19,424
David R. King	16,844
Thomas Dziersk	17,605
G. Michael Bridge	12,861

(2)
The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days after such date, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days after such date. Consequently, the denominator for calculating beneficial ownership percentages may be different for each beneficial owner.

(3)
Mr. Zintak left the company on April 26, 2011. His beneficial ownership upon separation was 89,280 shares, as reported on his Form 4 filed with the SEC on April 28, 2011, which is the amount reported in the above table.

(4)
For all directors and executives officers as a group, the shares beneficially owned include 293,479 shares that such directors and officers have the right to acquire beneficial ownership within 60 days of June 30, 2012.

(5)
FMR, LLC, a Delaware limited liability company, is a Massachusetts-based asset and investment management company whose principal business address is 82 Devonshire Street, Boston, Massachusetts 02109. This information for FMR, LLC is derived from a Schedule 13G/A filed on February 13, 2012.

(6)
Praesidium Investment Management Company, LLC, a Delaware limited liability company, is a New York-based asset and investment management company whose principal business address is 747 Third Avenue, 35th Floor, New York, New York 10017. This information for Praesidium Investment Management Company, LLC is derived from a Schedule 13D filed on May 4, 2012.

(7)
BlackRock, Inc., a Delaware corporation, is a New York-based asset and investment management company whose principal business address is 40 East 52nd Street, New York, NY 10022. This information for BlackRock, Inc. is derived from Schedule 13G filed on January 20, 2012.

(8)
The Vanguard Group, Inc. is a Pennsylvania-based investment adviser whose address is 100 Vanguard Blvd., Malvern, Pennsylvania 19355. This information for The Vanguard Group, Inc. is derived from Schedule 13G filed on February 06, 2012.

(9)
Wellington Management Company, LLP is a Massachusetts-based investment adviser whose address is 280 Congress Street, Boston, Massachusetts 02210. This information for Wellington Capital Management Company, LLP is derived from Schedule 13G filed on February 14, 2012.

(10)
Ameriprise Financial, Inc., a Delaware corporation, is a Minnesota-based investment management company whose principal business address is 145 Ameriprise Financial Center, Minneapolis, Minnesota 55474. The security ownership of Ameriprise Financial, Inc. includes the holdings of Columbia Seligman Communications & Information Fund, Inc. and Columbia Management Investment Advisors, LLC. This information for Ameriprise Financial, Inc. is derived from a Schedule 13G/A filed on June 8, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Our Audit Committee, pursuant to the Audit Committee Charter, has oversight for related person transactions and compliance with our Code of Ethics. The Audit Committee receives periodic reports from management with respect to related person transactions and reviews potential conflict of interest situations where appropriate. Our Code of Ethics governs related person transactions for our employees and requires potential conflicts of interest to be reported to management or the Company's compliance team.
Pursuant to our code of business conduct and ethics, our executive officers, directors, and principal stockholders, including their immediate family members and affiliates, are prohibited from entering into a related party transaction with us without the prior consent of our Audit Committee (or other independent committee of our Board of Directors in cases where it is inappropriate for our Audit Committee to review such transaction due to a conflict of interest). Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of such persons' immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting the proposed agreement, our Audit Committee will consider the facts and circumstances available and deemed relevant, including, but not limited, to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director's independence. Our Audit Committee shall approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our Audit Committee determines in the good faith exercise of its discretion.
We were not a party to any transaction during 2011 in excess of $120,000 with any of our directors, executive officers, significant security holders, or an immediate family member of any of the foregoing persons, in which such person has a direct or indirect material interest.

Director Independence
Our Board has adopted the JDA Software Group, Inc. Corporate Governance Guidelines (the “Guidelines”) to address significant corporate governance issues. The Guidelines provide a framework for our corporate governance initiatives and cover topics including, without limitation, the roles of the Board and management, adoption of a code for business conduct and ethics, the process for selecting qualified director candidates, guidelines for director independence and compensation, oversight in the evaluation of the Board and each committee of the Board, and policies for communications between stockholders and directors. The Nominating and Governance Committee is responsible for overseeing and reviewing the Guidelines and reporting and recommending any changes to the Board. A copy of the Guidelines is available on our website at www.jda.com.
In the Guidelines, the Board has adopted criteria for director independence. These criteria conform to, or are more exacting than, the independence requirements adopted by the SEC and NASDAQ. The NASDAQ listing standards require that the majority of our Board be comprised of “independent” directors. The Board has determined that each of Messrs. Gullard, Haddrill, Patton and Young are “independent” directors.

Item 14.	Principal Accountant Fees and Services
The following table sets forth the aggregate fees billed to the Company for the fiscal years ended 2011 and 2010 by Deloitte & Touche, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (in thousands).

Type of Fee	Amount (In thousands)

	2011	2010

Audit Fees (1)	$1,900	$1,545
Audit-Related Fees (2)	174	955
Total Audit and Audit Related Fees	2,074	2,500
Tax Fees (3)	590	554
All Other Fees (4)	11	13
Total Fees	$2,675	$3,067

(1)
The amounts reported for Audit Fees are based on fees, including out-of-pocket expenses, associated with the annual audits of our Consolidated Financial Statements for the fiscal years ended December 31, 2011 and 2010, review of quarterly reports on Form 10-Q, and statutory audits required internationally, irrespective of the period in which the related services were rendered or billed. Audit Fees also include fees for services rendered for assistance with and review of all other documents filed with the SEC.

(2)
The amounts reported for Audit-Related Fees are based upon fees, including out-of-pocket expenses, for services rendered during the years ended December 31, 2011 and 2010, even if we were not billed for the services until the subsequent period. Audit-Related Fees include due diligence pertaining to acquisitions and consultation on accounting standards or transactions, employee benefit plan audits and assistance with statutory reporting requirements in certain of our international subsidiaries.

(3)
The amounts reported for Tax Fees are based upon fees, including out-of-pocket expenses, for services rendered during the years ended December 31, 2011 and 2010 for tax services, even if we were not billed for the services until a subsequent period. Tax Fees are primarily for tax compliance services and include special projects related to transfer pricing, extra-territorial income and foreign tax credits, assistance with tax audits and appeals, and expatriate tax services.

(4)	The amounts reported for All Other Fees includes fees paid during 2011 for access fees to use the Deloitte & Touche accounting research website.
The Audit Committee has determined that all services performed by Deloitte & Touche are compatible with maintaining the independence of Deloitte & Touche. The Audit Committee has adopted a policy that requires advance approval of all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, certain tax services and other services. Under our policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Although the rules of the SEC permit de minimis exceptions, it is our policy to pre-approve all audit and permitted non-audit services performed by our independent auditor. The Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee when expedition of services is necessary and such service has not been previously pre-approved under our pre-approval policy or when, pursuant to our pre-approval policy, pre-approval is required on a case-by-case basis. The Chairman is required to report any such pre-approval decisions to the full Audit Committee at its next regularly scheduled meeting. All of the audit and non-audit services listed above under the categories “Audit Fees,” “Audit-Related Fees,” or “All Other Fees” were pre-approved by the Audit Committee for the years ended December 31, 2011 and 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
The following documents are filed as part of this Report:
1.Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2011 and 2010
Consolidated Statements of Income — Three Years Ended December 31, 2011
Consolidated Statements of Comprehensive Income — Three Years Ended December 31, 2011
Consolidated Statements of Stockholders’ Equity — Three Years Ended December 31, 2011
Consolidated Statements of Cash Flows — Three Years Ended December 31, 2011
Notes to Consolidated Financial Statements
2.Financial Statement Schedules — None
3.Exhibits — See Exhibit Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
JDA Software Group, Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of JDA Software Group, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of JDA Software Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 23, the accompanying consolidated financial statements for the years ended December 31, 2010 and 2009 have been restated.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 6, 2012 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
August 6, 2012

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
		As Restated (1)
	(In thousands, except share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$285,512	$171,618
Restricted cash — current portion	8,733	34,126
Accounts receivable, net	114,778	111,042
Deferred tax assets — current portion	32,063	50,816
Prepaid expenses and other current assets	24,584	25,615
Total current assets	465,670	393,217
Non-Current Assets:
Restricted cash — long-term portion	652	728
Property and equipment, net	52,541	47,447
Goodwill	231,377	231,377
Other intangibles, net	141,882	187,398
Deferred tax assets — long-term portion	258,271	255,063
Other non-current assets	20,565	16,712
Total non-current assets	705,288	738,725
Total Assets	$1,170,958	$1,131,942
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,740	$21,092
Accrued expenses and other liabilities	73,111	88,028
Deferred revenue — current portion	108,217	115,904
Total current liabilities	189,068	225,024
Non-Current Liabilities:
Long-term debt	273,210	272,695
Accrued exit and disposal obligations	3,926	7,360
Liability for uncertain tax positions	4,098	6,873
Deferred revenue — long-term portion	8,115	15,475
Other non-current liabilities	1,368	284
Total non-current liabilities	290,717	302,687
Total Liabilities	479,785	527,711
Commitments and Contingencies (Notes 12 and 13)
Stockholders’ Equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 44,870 and 43,896 shares issued, respectively	449	439
Additional paid-in capital	571,593	551,174
Retained earnings	154,551	71,863
Accumulated other comprehensive (loss) income	(2,454)	7,976
Less treasury stock, at cost, 2,168 and 1,970 shares, respectively	(32,966)	(27,221)
Total stockholders’ equity	691,173	604,231
Total liabilities and stockholders’ equity	$1,170,958	$1,131,942
(1) As restated - See Note 23 “Restatement of Previously Issued Financial Statements” of Notes to Consolidated Financial Statements.
See notes to Consolidated Financial Statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
		As Restated (1)	As Restated (1)
	(In thousands, except per share data)
Revenues:
Software licenses	$140,217	$91,490	$91,789
Subscriptions and other recurring revenues	16,763	21,143	3,873
Maintenance services	265,785	245,777	179,256
Product revenues	422,765	358,410	274,918
Consulting services	245,046	215,470	105,990
Reimbursed expenses	23,432	19,862	10,060
Service revenues	268,478	235,332	116,050
Total revenues	691,243	593,742	390,968
Cost of Revenues:
Cost of software licenses	4,158	4,256	3,241
Amortization of acquired software technology	7,095	7,047	3,920
Cost of maintenance services	55,891	52,538	43,106
Cost of product revenues	67,144	63,841	50,267
Cost of consulting services	180,977	171,043	85,098
Reimbursed expenses	23,432	19,862	10,060
Cost of service revenues	204,409	190,905	95,158
Total cost of revenues	271,553	254,746	145,425
Gross Profit	419,690	338,996	245,543
Operating Expenses:
Product development	76,898	72,723	51,215
Sales and marketing	104,128	91,341	65,989
General and administrative	72,493	72,112	47,580
Amortization of intangibles	38,421	38,415	23,633
Restructuring charges	1,922	20,931	6,865
Acquisition-related costs	—	8,115	4,768
Litigation provision and settlements, net	1,500	14,000	—
Total operating expenses	295,362	317,637	200,050
Operating Income	124,328	21,359	45,493
Interest expense and amortization of loan fees	25,500	24,758	2,712
Finance costs on abandoned acquisition	—	—	(767)
Interest income and other, net	(3,791)	(1,478)	(1,213)
Income (Loss) Before Income Taxes	102,619	(1,921)	44,761
Income tax provision (benefit)	19,931	(4,062)	17,186
Net Income	82,688	2,141	27,575
Consideration paid in excess of carrying value on the repurchase of redeemable preferred stock	—	—	(8,593)
Income Applicable to Common Shareholders	$82,688	$2,141	$18,982
Earnings Per Share Applicable to Common Shareholders
Basic net income per common share	$1.95	$0.05	$0.54
Diluted net income per common share	$1.93	$0.05	$0.54
Shares used in computing basic net income per common share	42,412	41,173	34,936
Shares used in computing diluted net income per common share	42,761	41,710	35,258
(1) As restated - See Note 23 “Restatement of Previously Issued Financial Statements” of Notes to Consolidated Financial Statements.
See notes to Consolidated Financial Statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2011	2010	2009
		As Restated (1)	As Restated (1)
	(In thousands)
Net income	$82,688	$2,141	$27,575
Other comprehensive income:
Foreign currency translation adjustment, net of tax	(6,238)	4,335	5,281
Unrealized (losses) gains on cash flow hedges, net of tax	(5,074)	375	—
Reclassification adjustment for gains in net income	882	—	—
Other comprehensive income	(10,430)	4,710	5,281
Comprehensive income	$72,258	$6,851	$32,856
(1) As restated - See Note 23 “Restatement of Previously Issued Financial Statements” of Notes to Consolidated Financial Statements.

See notes to Consolidated Financial Statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(In thousands)
Balance, December 31, 2008 As Reported	$325	$302,649	$56,268	$(2,017)	$(15,730)	$341,495
Adjustments	—	—	(5,528)	2	—	(5,526)
Balance, December 31, 2008 As Restated (1)	325	302,649	50,740	(2,015)	(15,730)	335,969
Issuance of common stock:
Issuance of common stock — options	10	12,570				12,580
Issuance of common stock — ESPP	1	2,268				2,269
Vesting of restricted stock units	3	(3)				—
Share-based compensation	2	8,078				8,080
Excess tax benefit - share-based compensation		720				720
Conversion of redeemable preferred stock	22	30,503				30,525
Purchase of treasury stock					(6,543)	(6,543)
Net income			27,575			27,575
Accumulated other comprehensive gain (loss):
Cash consideration paid for Series B preferred stock in excess of carrying value			(8,593)			(8,593)
Foreign translation adjustment				5,281		5,281
Balance, December 31, 2009 As Restated (1)	363	356,785	69,722	3,266	(22,273)	407,863
Issuance of common stock:
Issuance of common stock — options	8	12,184				12,192
Issuance of common stock — ESPP	1	2,700				2,701
Issuance of stock in i2 Technologies acquisition, net	63	167,558				167,621
Share-based compensation	4	11,490				11,494
Conversion of warrants	—	179				179
Excess tax benefit - share-based compensation		278				278
Purchase of treasury stock					(4,948)	(4,948)
Net income			2,141			2,141
Accumulated other comprehensive gain (loss):
Unrealized gain on hedging contracts, net				375		375
Foreign translation adjustment				4,335		4,335
Balance, December 31, 2010 As Restated (1)	439	551,174	71,863	7,976	(27,221)	604,231
Issuance of common stock:
Issuance of common stock — options	3	4,500				4,503
Issuance of common stock — ESPP	1	3,454				3,455
Share-based compensation	5	13,011				13,016
Conversion of warrants	1	670				671
Excess tax benefit - share-based compensation		(1,216)				(1,216)
Purchase of treasury stock					(5,745)	(5,745)
Net income			82,688			82,688
Accumulated other comprehensive gain (loss):
Unrealized loss on hedging contracts, net				(4,192)		(4,192)
Foreign translation adjustment				(6,238)		(6,238)
Balance, December 31, 2011	$449	$571,593	$154,551	$(2,454)	$(32,966)	$691,173
(1) As restated - See Note 23 “Restatement of Previously Issued Financial Statements” of Notes to Consolidated Financial Statements.
See notes to Consolidated Financial Statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
		As Restated (1)	As Restated (1)
	(In thousands)
Operating Activities:
Net income	$82,688	$2,141	$27,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,838	58,246	37,239
Provision for doubtful accounts	—	1,000	1,900
Amortization of loan fees	2,351	1,970	110
Excess tax benefits from share-based compensation	1,216	(278)	(720)
Net loss (gain) on disposal of property and equipment	414	(9)	(42)
Stock-based compensation	13,016	11,494	8,095
Deferred income taxes	15,545	(10,604)	5,953
Changes in operating assets and liabilities, net of effects from business acquisition:
Accounts receivable	(4,000)	(5,934)	5,288
Prepaid expenses and other assets	(3,051)	(2,204)	(1,301)
Accounts payable	(14,310)	11,939	4,595
Accrued expenses and other liabilities	(26,765)	(6,538)	1,587
Deferred revenue	(16,111)	523	2,452
Net cash provided by operating activities	109,831	61,746	92,731
Investing Activities:
Change in restricted cash	25,470	253,020	(287,875)
Purchase of i2 Technologies, Inc.	—	(213,427)	—
Purchase of equity interest	—	—	(2,079)
Purchase of property and equipment	(19,444)	(16,866)	(7,136)
Proceeds from disposal of property and equipment	53	634	84
Net cash provided by (used in) investing activities	6,079	23,361	(297,006)
Financing Activities:
Issuance of common stock	7,958	14,893	14,849
Excess tax benefits for share-based compensation	(1,216)	278	720
Purchase of treasury stock and other, net	(5,745)	(5,306)	(6,543)
Redemption of redeemable preferred stock	—	—	(28,068)
Proceeds from issuance of long-term debt, net of discount	—	—	272,217
Debt issuance costs	(1,727)	—	(6,487)
Conversion of warrants	671	179	—
Net cash (used in) provided by financing activities	(59)	10,044	246,688
Effect of exchange rates on cash and cash equivalents	(1,957)	493	865
Net increase in cash and cash equivalents	113,894	95,644	43,278
Cash and Cash Equivalents, Beginning of Year	171,618	75,974	32,696
Cash and Cash Equivalents, End of Year	$285,512	$171,618	$75,974

(1) As restated - See Note 23 “Restatement of Previously Issued Financial Statements” of Notes to Consolidated Financial Statements.

See notes to Consolidated Financial Statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2011	2010	2009
		As Restated (1)	As Restated (1)
	(In thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$14,996	$14,501	$3,854
Cash paid for interest	$22,339	$22,481	$1,149
Cash received for income tax refunds	$1,605	$1,841	$856
Supplemental Disclosure of Non-cash Investing Activities:
Increase of goodwill recorded in acquisitions	$—	$97,329	$—
Shares issued in acquisition of i2 Technologies, Inc.	$—	$167,621	$—
Supplemental Disclosure of Non-cash Financing Activities:
Conversion of redeemable preferred stock to common stock	$—	$—	$30,525

(1) As restated - See Note 23 “Restatement of Previously Issued Financial Statements” of Notes to Consolidated Financial Statements.

See notes to Consolidated Financial Statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts or as otherwise stated)

1.	Nature of Business and Summary of Significant Accounting Policies
Nature of Business.  We are a leading provider of sophisticated enterprise software solutions designed specifically to address the supply chain, merchandising and pricing requirements of global consumer products companies, manufacturers, wholesale/distributors and retailers, as well as government and aerospace defense contractors and travel, transportation, hospitality and media organizations, and we have licensed our software to over 6,000 customers worldwide. Our solutions enable customers to plan, manage and optimize the coordination of supply, demand and flows of inventory throughout the supply chain to the consumer. We conduct business in three geographic regions that have separate management teams and reporting structures: the Americas (United States, Canada, and Latin America), Europe (Europe, Middle East and Africa), and Asia/Pacific. Our corporate offices are located in Scottsdale, Arizona.
Principles of Consolidation and Basis of Presentation.  The consolidated financial statements are stated in U.S. dollars and include the accounts of JDA Software Group, Inc. and our subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Boards' (FASB) Accounting Standards of Codification ("ASC"), which is the authoritative source of generally accepted accounting principles (“GAAP”) for nongovernmental entities in the United States.
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
Restricted Cash. The Company’s restricted cash balances consist primarily of outstanding letters of credit that are fully cash collateralized and reserves for income tax in foreign locations.
Property and Equipment and Long-Lived Assets.  Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the following estimated useful lives: computers, internal use software, furniture and fixtures  and automobiles— two to seven years; buildings and improvements — fifteen to forty years; leasehold improvements — the shorter of the lease term or the estimated useful life of the asset.
Business Combinations.  The acquisition of i2 on January 28, 2010 was accounted for at fair value under the acquisition method of accounting. Under the acquisition method of accounting, (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, are expensed in the period incurred; (ii) non-controlling interests are valued at fair value at the acquisition date; (iii) in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; (iv) restructuring costs associated with a business combination are expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date are recognized through income tax expense or directly in contributed capital, including any adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior January 1, 2010. There were no business combinations in 2011 and 2009.
Goodwill and Intangible Assets.  Goodwill represents the excess of the purchase price over the net assets acquired in our business combinations. Goodwill is tested annually for impairment, or more frequently if events or changes in business circumstances indicate the asset might be impaired, by comparing a weighted average of the fair value of future cash flows under the “Discounted Cash Flow Method of the Income Approach” and the “Guideline Company Method” to the carrying value of the goodwill allocated to our reporting units. We found no indication of impairment of our goodwill balances during 2011, 2010 and

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 with respect to the goodwill allocated to our Supply Chain and Pricing and Revenue Management reportable business segments (see Note 6). Absent future indications of impairment, the next annual impairment test will be performed in the fourth quarter of 2012.
Customer lists are amortized on a straight-line basis over estimated useful lives ranging from 4 years to 13 years. The values allocated to customer list intangibles are based on the projected economic life of each acquired customer base, using historical turnover rates and discussions with the management of the acquired companies. We estimate the economic lives of these assets using the historical life experiences of the acquired companies as well as our historical experience with similar customer accounts for products that we have developed internally. We review customer attrition rates for each significant acquired customer group on annual basis, or more frequently if events or circumstances change, to ensure the rate of attrition is not increasing and if revisions to the estimated economic lives are required.
Acquired software technology is capitalized if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. Amortization of software technology is reported in the consolidated statements of income in cost of revenues under the caption “Amortization of acquired software technology.” Software technology is amortized on a product-by-product basis with the amortization recorded for each product being the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The estimated economic lives of our acquired software technology range from 7 years to 15 years.
Trademarks are being amortized on a straight-line basis over estimated remaining useful life of five years.
Revenue recognition. We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is deemed probable. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. Changes in assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period.
Our customer arrangements typically contain multiple elements that include software, maintenance, Cloud Services, consulting and training services and from time-to-time, options for future purchases of software products not previously licensed to the customer, options for future purchases of additional licenses of software products already licensed by the customers, and/or options for future purchases of services at specified pricing. We perform a review to determine if all elements of an arrangement have been fully negotiated, if not, we will defer revenue on all elements until negotiations are complete and evidence of an arrangement exists. The fees from these arrangements are allocated to the various elements based on Vendor Specific Objective Evidence of Fair Value (“VSOE”), as contemplated under US GAAP. Under the residual accounting method, if an arrangement contains undelivered elements, the VSOE of the undelivered elements is deferred and the revenue recognized as the elements are delivered. If we are unable to determine VSOE for any undelivered element included in an arrangement, we will defer revenue recognition until evidence of VSOE exists or the element without VSOE is delivered. If VSOE does not exist for an undelivered element that is delivered ratably, all revenue in the arrangement including the software license will be recognized ratably until evidence of VSOE exists. All revenue from multiple element arrangements is deferred until commencement of all services. In addition, if a software license contains milestones, customer acceptance criteria or a cancellation right, the software revenue is recognized upon the achievement of the milestone or upon the earlier of customer acceptance, or the expiration of the acceptance period or cancellation right. For arrangements that provide for significant services or custom development that are essential to the software's functionality, the software license revenue and contracted services are recognized under the percentage of completion method. We measure progress-to-completion on arrangements involving significant services or custom development that are essential to the software's functionality using input measures, primarily labor hours, which relate hours incurred to date to total estimated hours at completion. We regularly update and revise our estimates of input measures. If our estimates indicate that a loss will be incurred, the entire loss is recognized in that period. Aggregate net changes in contract estimates recognized on a cumulative catch-up basis were not material to our Consolidated Financial Statements for the three years ended December 31, 2011.
Under fixed price Services contracts that include services that were not essential to the functionality of the software products, consulting services revenue was recognized using the proportional performance method. We measure progress-to-completion under the proportional performance method by using input measures, primarily labor hours, which relate hours incurred to date to total estimated hours at completion. We believe that labor hours are the best indication of the progress of delivery of the project.  We continually update and revise our estimates of input measures. If the estimates indicated that a loss would be incurred, the entire loss would be recognized in that period.
In certain arrangements, we have provided for unique acceptance criteria, milestone based, associated with the delivery of

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services.  In these instances, we have recognized revenue in accordance with the provisions of Accounting Standards Codification ("ASC") section 605 “Revenue Recognition.”  For substantive milestone-based service arrangements, we wait until a defined milestone had been achieved, at which point an assessment is performed to compare the proportionality of the revenue associated with the milestone payment relative to the total project revenue against the revenue that would have been recognized using the percentage of the project completed method, and then recognize the lesser of the two amounts.
Subscription and other recurring revenues include fees for access rights to software solutions that are offered under a subscription-based delivery model where the users do not take possession of the software. Under this model, the software applications are hosted by us or by a third party and the customer accesses and uses the software on an as-needed basis over the internet or via a dedicated line. The underlying arrangements typically (i) include a single fee for the service that is billed monthly, quarterly or annually, (ii) cover a period from 36 to 60 months and (iii) do not provide the customer with an option to take delivery of the software at any time during or after the subscription term. In addition, subscription and other recurring revenues include subscription-based software license revenues where the customer has taken physical possession of the software for a defined period of time. Subscription revenues are recognized ratably over the subscription term beginning on the commencement dates of each contract.
Maintenance services are separately priced and stated in our arrangements. Maintenance services typically include on-line support, access to our Solution Centers via telephone and web interfaces, comprehensive error diagnosis and correction, and the right to receive unspecified upgrades and enhancements, when and if we make them generally available. Maintenance services are generally billed on a monthly basis and recorded as revenue in the applicable month, or billed on an annual basis with the revenue initially deferred and recognized ratably over the maintenance period. VSOE for maintenance services is the price customers pay when it is sold separately.
Consulting and training services are separately priced and stated in our arrangements, are available from a number of suppliers, and are generally not essential to the functionality of our software products. Consulting services include project management, system planning, design and implementation, customer configurations, and training. These services are generally billed bi-weekly on an hourly basis or pursuant to the terms of a fixed price contract. Consulting services revenue billed on an hourly basis is recognized as the work is performed. Under fixed price service contracts and milestone-based arrangements that include services that are not essential to the functionality of our software products, consulting services revenue is recognized using the proportional performance method. We measure progress-to-completion under the proportional performance method by using input measures, primarily labor hours, which relate hours incurred to date to total estimated hours at completion. We continually update and revise our estimates of input measures. If our estimates indicate that a loss will be incurred, the entire loss is recognized in that period. Training revenues are included in consulting revenues in our consolidated statements of income and are recognized once the training services are provided. VSOE for consulting and training services is based upon the hourly or per class rates charged when those services are sold separately.
Consulting and training services, when sold with subscription offerings, are accounted for separately if they have standalone value to the customer and there is VSOE for the undelivered elements. In these situations, the consulting and training revenues are recognized as the services are rendered for time and material contracts or when milestones are achieved and accepted by the customer under fixed price service contracts. If the consulting and training services sold with the subscription offerings do not qualify for separate accounting, all fees from the arrangement are treated as a single unit of accounting and recognized ratably over the subscription term.
Cloud Service offerings are separately priced and stated in our arrangements with the related revenues included in service revenues. Cloud Services typically include rapid deployment services, advanced customer support and cloud performance (hosting) services, and are billed monthly, quarterly or annually with the revenue recognized ratably over the term of the contract.
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
Restructuring Charges.  Restructuring charges include charges for the costs of exit or disposal activities and adjustments to acquisition-related reserves and other liabilities recorded in connection with business combinations. The liability for costs associated with exit or disposal activities is measured initially at fair value and only recognized when the liability is incurred, rather than at the date the Company committed to the exit plan. Restructuring charges are not directly identified with a particular business segment and as a result, management does not consider these charges in the evaluation of the operating income (loss) from the business segments. We recorded restructuring charges of $1.9 million, $20.9 million and $6.9 million in 2011, 2010 and 2009, respectively (see Notes 8 and 9).
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
Share-Based Compensation.  Compensation expense for awards of restricted stock, restricted stock units, performance share awards and other forms of equity based compensation are based on the market price of the underlying common stock as of the date of grant, amortized over the applicable vesting period of the awards (generally 3 years) using graded vesting (see Note 15).
As of December 31, 2011, we had approximately 0.3 million stock options outstanding with exercise prices ranging from $10.33 to $27.50 per share. Stock options are no longer used for share-based compensation (see Note 15).
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
We exercise significant judgment in determining our income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. Uncertainties arise as a consequence of the actual source of taxable income between domestic and foreign locations, the outcome of tax audits and the ultimate utilization of tax credits. Although we believe our estimates are reasonable, the final tax determination could differ from our recorded income tax provision and accruals. In such a case, we would adjust the income tax provision in the period in which the facts that give rise to the revision become known. These adjustments could have a material impact on our income tax provision and our net income for that period. Management must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Valuation allowances are established to reduce deferred tax assets to the amount that will more likely than not be realized. To the extent that a determination is made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made.
ASC 740 "Income Taxes" provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. ASC 740 also provides guidance on measurement, derecognition, classification, interest and

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

penalties, accounting in interim periods, disclosure, and transition. We recognize tax liabilities in accordance with ASC 740 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.
We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2011, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2011, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $19.8 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
Recent Accounting Pronouncements

In June 2011, the FASB issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The Company had previously provided a separate, but consecutive, statement of comprehensive income and therefore, the adoption did not have an impact on its consolidated financial statements.

In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company does not have any assets that require Level 3 measurements and therefore the adoption does not have an impact on its financial statements and disclosures.

2.	Acquisition
Acquisition of i2 Technologies, Inc. (2010)
On January 28, 2010, we completed the acquisition of i2 for approximately $600 million, which includes cash consideration of approximately $432 million and the issuance of approximately 6.2 million shares of our common stock with an acquisition date fair value of approximately $168 million, or $26.88 per share, determined on the basis of the closing market price of our common stock on the date of acquisition (the “Merger”). The combination of JDA and i2 creates a market leader in the supply chain management market. We believe this combination provides JDA with (i) a strong, complementary presence in new markets such as discrete manufacturing and transportation; (ii) enhanced scale; (iii) a more diversified, global customer base of over 6,000 customers; (iv) a comprehensive product suite that provides end-to-end supply chain management (“SCM”) solutions; (v) incremental revenue opportunities associated with cross-selling of products and services among our existing customer base; and (vi) an ability to increase profitability through net cost synergies in the first six to nine months after the Merger.
On December 10, 2009, we issued $275 million of five-year, 8.0% Senior Notes (the “Senior Notes”) at an initial offering price of 98.988%. The net proceeds from the sale of the Senior Notes, which exclude the original issue discount ($2.8 million) and other debt issuance costs ($7.2 million) were placed in escrow and subsequently used, together with cash on hand at JDA and i2, to fund the cash portion of the merger consideration in the acquisition of i2 (see Note 10).
For the years ended December 31, 2010 and 2009, we expensed approximately $8.1 million and $4.8 million, respectively, of costs related to the acquisition of i2. These costs, which consist primarily of investment banking fees, commitment fees on unused bank financing, legal and accounting fees, are included in the consolidated statements of income under the caption “Acquisition-related costs.”

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

		Useful Life	Weighted Average Amortization Period
Cash	$218,348
Trade accounts receivable	31,361
Other current assets	31,336
Property and equipment	3,115
Customer-based intangibles	74,600	1 to 7 years	6 years
Technology-based intangibles	24,300	7 years	7 years
Marketing-based intangibles	14,300	5 years	5 years
Long-term deferred tax assets	198,771
Other non-current assets	6,323
Goodwill	97,329
Total assets acquired	699,783

Deferred revenue	(55,436)
Other current liabilities	(44,593)
Total liabilities assumed	(100,029)

Net assets acquired from i2 Technologies, Inc.	$599,754

The following table summarizes the merger consideration used to acquire i2:

Fair value of JDA common stock issued as merger consideration	$167,979
Cash merger consideration	431,775
Total merger consideration to acquire i2 Technologies, Inc.	$599,754

Cash merger consideration	$431,775
Less cash acquired from i2 Technologies	218,348
Cash expended to acquire i2 Technologies, Inc.	$213,427
As of the date of the acquisition, the gross contractual amount of trade accounts receivable acquired was $34.2 million, of which approximately $2.8 million is expected to be uncollectable.  Contingent liabilities were recorded in purchase accounting for certain assumed customer and labor disputes in the amounts of $7.7 million and $0.3 million, respectively. See Note 13 for a discussion of legal proceedings.
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

	Years Ended December 31,
	2010	2009
Total revenues	$609,768	$613,506
Net (loss) income	$(12,328)	$53,171
Diluted earnings per share	$(0.29)	$1.28

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts of i2 revenues and earnings (loss) included in our consolidated statements of operations for the years ended December 31, 2010, and the revenues and earnings (loss) of the combined entity had the acquisition date been January 1, 2009 or January 1, 2010 are as follows (unaudited):

	Revenues	Income (Loss)
i2 operating results from January 28, 2010 to December 31, 2010	$195,863	*
i2 operating results from January 1, 2010 to December 31, 2010	$210,889	*
i2 operating results from January 1, 2009 to December 31, 2009	$222,810	$34,359

*
We are unable to provide separate disclosure of the earnings (loss) of i2 from January 28, 2010 (date of acquisition) to December 31, 2010 and the pro-forma results from January 1, 2010 to December 31, 2010 as the operating expenses of the combined company were co-mingled at the date of acquisition.

3.	Derivative Instruments and Hedging Activities
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
Cash Flow Hedges
In the fourth quarter of 2010, the Company also began a cash flow hedging program under which it hedges a portion of anticipated operating expenses denominated in the Indian rupee. The forward exchange contracts have maturities of twelve months or less and are designated as hedging instruments. Forward exchange contracts are marked-to-market at the end of each reporting period, using quoted prices for similar assets or liabilities in active markets (Level 2 inputs). The effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.
The forward contract receivables (payables) are included in the consolidated balance sheets under the captions "Prepaid expenses and other current assets" and "Accrued expenses and other liabilities" as applicable. The notional values represent the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. Net foreign currency exchange gains (losses) are included in the Consolidated Statements of Income under the caption "Interest income and other, net."

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Instruments in the Consolidated Balance Sheets
The gross notional and fair value of derivative financial instruments in the Consolidated Balance Sheets were recorded as follows:

	December 31, 2011			December 31, 2010
	Gross Notional	Prepaid Expenses and Other Current Assets	Accrued Expenses and Other Liabilities	Gross Notional	Prepaid Expenses and Other Current Assets	Accrued Expenses and Other Liabilities
Foreign currency forward contract not designated as hedging instruments	$64,451	$—	$364	$68,788	$—	$424
Foreign currency forward contract designated as hedging instruments	$42,373	$—	$4,046	$30,701	$440	$—

Effects of Derivative Instruments on Income and Other Comprehensive Income
The before-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income were as follows:

	Gain (Loss) Recognized in Income on Derivative
		Year Ended December 31,
	Location	2011	2010	2009
Foreign exchange contracts not designated as hedges	Interest income and other, net	$(1,175)	$3,074	$4,297

The before-tax effect of derivative instruments in cash flow hedging on the Consolidated Statements of Income were as follows:

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)			Gain (Loss) Recognized in Income Derivative (Ineffective portion and Amount Excluded from Effectiveness Testing)
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2011	2010	Location	2011	2010	Location	2011	2010
Foreign exchange contracts designated as hedges	$(5,074)	$375	General and administration	$(882)	$—	Interest income and other, net	$1,380	$65

There were no foreign exchange contracts designated as hedges for the year ended December 31, 2009.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Accounts Receivable, Net
At December 31, 2011 and 2010 accounts receivable consist of the following:

	2011	2010
Trade receivables	$120,349	$115,282
Less: allowance for doubtful accounts	(5,571)	(4,240)
Total	$114,778	$111,042
A summary of changes in the allowance for doubtful accounts for the three-year period ended December 31, 2011 is as follows:

	2011	2010	2009
Balance at beginning of period	$4,240	$6,778	$5,139
Provision for doubtful accounts	—	1,000	1,900
Additions (deductions), net	1,331	(3,538)	(261)
Balance at end of period	$5,571	$4,240	$6,778

5.	Property and Equipment, Net
At December 31, 2011 and 2010 property and equipment consist of the following:

	2011	2010
Computers, internal use software, furniture & fixtures and automobiles	$96,248	$93,462
Land and buildings	27,010	26,652
Leasehold improvements	13,404	8,763
	136,662	128,877
Less: accumulated depreciation	(84,121)	(81,430)
Net property and equipment	$52,541	$47,447
Depreciation expense for 2011, 2010 and 2009 was $13.3 million, $12.8 million and $9.7 million, respectively.

6.	Goodwill and Other Intangibles, Net
Goodwill.  As of December 31, 2011 and 2010, the goodwill balance has been allocated to our reporting units as follows: $227.7 million to Supply Chain and $3.7 million to Pricing and Revenue Management, respectively. We found no indication of impairment of our goodwill balances during 2011, 2010 and 2009, and, absent future indicators of impairment, the next annual impairment test will be performed in fourth quarter 2011.
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

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable intangibles consist of the following:

	December 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill:
Gross goodwill	$241,090	$—	$241,090	$—
Accumulated impairment losses	(9,713)	—	(9,713)	—
Goodwill, net	231,377	—	231,377	—
Other amortized intangible assets:
Customer-based	257,983	(155,318)	257,983	(119,835)
Technology-based	90,147	(59,749)	90,147	(52,654)
Marketing-based	19,491	(10,672)	19,491	(7,734)
Other amortized intangible assets, net	367,621	(225,739)	367,621	(180,223)
Total goodwill and other intangible assets	$598,998	$(225,739)	$598,998	$(180,223)
Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $45.5 million, $45.5 million and $27.6 million, respectively. The increase in amortization in 2010 compared to 2009 is due to amortization on the identifiable intangible assets recorded in the acquisition of i2.
Amortization expense is reported in the consolidated statements of income within cost of revenues under the caption “Amortization of acquired software technology” and in operating expenses under the caption “Amortization of intangibles.” As of December 31, 2011, we expect amortization expense for the next 5 years and thereafter to be as follows:

For the Year Ending December 31,	Amortization Expense
2012	$44,929
2013	44,240
2014	27,352
2015	13,006
2016	11,489
Thereafter	866
Total	$141,882

7.	Accrued Expenses and Other Liabilities
At December 31, 2011 and 2010, accrued expenses and other liabilities consist of the following:

	December 31, 2011	December 31, 2010
Accrued compensation and benefits	$42,261	$39,153
Acquisition reserves (Note 8)	3,660	4,845
Restructuring charges (Note 9)	1,781	2,904
Accrued legal	5,801	21,424
Accrued taxes	6,979	9,112
Forward contracts	4,410	—
Other accrued expenses and liabilities	8,219	10,590
Total	$73,111	$88,028

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Acquisition Reserves
We recorded initial acquisition reserves of $47.4 million for restructuring charges and other direct costs associated with the acquisition of Manugistics in 2006. The restructuring charges were primarily related to facility closures, employee severance and termination benefits and other direct costs associated with the acquisition, including investment banker fees, change-in-control payments, and legal and accounting costs. Subsequent adjustments of $2.9 million were made to reduce the reserves in 2007 and 2008 based on our revised estimates of the restructuring costs to exit certain of the activities of Manugistics. The majority these adjustments were made by September 30, 2007 and included in the final purchase price allocation. All adjustments made subsequent to September 30, 2007, including a $1.4 million increase recorded in 2009 and a $1.5 million increase recorded in 2010, have been included in the consolidated statements of income under the caption “Restructuring charges.” Adjustments made in 2010 and 2009 resulted primarily from our revised estimate of sublease rentals and market adjustments on an unfavorable office facility lease in the United Kingdom. The unused portion of the acquisition reserves at December 31, 2011 includes $3.7 million of current liabilities under the caption “Accrued expenses and other liabilities” and $2.4 million of non-current liabilities under the caption “Accrued exit and disposal obligations.”
A summary of the charges and adjustments recorded against the reserves is as follows:

Description of charge	Initial Reserve	Adjustments to Reserves	Cash Charges	Impact of Changes in Exchange Rates	Balance December 31, 2010	Adjustments to Reserves	Cash Charges	Impact of Changes in Exchange Rates	Balance December 31, 2011
Acquisition reserves:
Office closures, lease termination and sublease costs	$29,212	$567	$(19,361)	$(844)	$9,574	$84	$(3,476)	$(18)	$6,164
Employee severance and termination benefits	3,607	(840)	(2,842)	75	—	—	—	—	—
IT projects, contract termination penalties, capital lease buyouts and other costs to exits activities of Manugistics	1,450	222	(1,672)	—	—	—	—	—	—
	34,269	(51)	(23,875)	(769)	9,574	84	(3,476)	(18)	6,164
Direct costs:	13,125	6	(13,131)	—	—	—	—	—	—
Total	$47,394	$(45)	$(37,006)	$(769)	$9,574	$84	$(3,476)	$(18)	$6,164
The balance in the reserve for office closures, lease termination and sublease costs is primarily related to office facility leases in Rockville, Maryland and the United Kingdom and will be reduced as payments are made over the related lease terms that extend through 2018.
In 2010 in connection with our acquisition of i2, we assumed an unfavorable lease of $1.2 million for the Dallas, Texas office which was recorded in the purchase price allocation of which $0.3 million remains in current liabilities under the caption of “Accrued expenses and other liabilities” and $0.4 million is included in non-current liabilities under the caption “Accrued exit and disposal obligations.”

9.	Restructuring Charges
2010 Restructuring Charges
We recorded restructuring charges of $1.6 million and $19.5 million in the years ended 2011 and 2010, respectively. These charges are primarily for termination benefits, office closures and contract terminations associated with the acquisition of i2 and the continued transition of additional on-shore activities to our Center of Excellence (“CoE”) facilities. The charges included $14.9 million for termination benefits related to a workforce reduction of approximately 200 employees primarily in product development, sales, information technology and other administrative positions primarily in the Americas. In addition, the charges include $6.2 million for estimated costs to close and integrate redundant office facilities and for the integration of information technology and termination of certain i2 contracts that have no future economic benefit to the Company and are incremental to the other costs that will be incurred by the combined Company. As of December 31, 2011, approximately $17.6 million of the costs associated with these restructuring charges have been paid and $1.8 million is included under the caption “Accrued expenses and other current liabilities" and $0.8 million is included under the caption “Accrued exit and disposal obligations.”

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the restructuring charges is as follows:

Description of charge	Initial Reserve	Cash Charges	Non-Cash Settlements	Impact of Changes in Exchange Rates	Balance, December 31, 2010	Adjustments to Reserves	Cash Charges	Non-Cash Settlements	Impact of Changes in Exchange Rates	Balance, December 31, 2011
Termination benefits	$14,098	$(13,246)	$—	$89	$941	$826	$(1,744)	$—	$(16)	$7
Office closures and other restructuring	5,380	(1,760)	(376)	65	3,309	789	(892)	$(620)	5	2,591
Total	$19,478	$(15,006)	$(376)	$154	$4,250	$1,615	$(2,636)	$(620)	$(11)	2,598

2009 Restructuring Charges
We recorded restructuring charges of $6.5 million in 2009 primarily associated with the transition of additional on-shore activities to the Center of Excellence (“CoE”) in India and certain restructuring activities in the EMEA sales organization. The charges include termination benefits related to a workforce reduction of 86 full-time employees (“FTE”) in product development, service, support, sales and marketing, information technology and other administrative positions, primarily in the Americas region. In addition, the restructuring charges include approximately $2.0 million in severance and other termination benefits under separation agreements with two former executives. As of December 31, 2011, approximately $6.4 million of the costs associated with these restructuring charges have been paid and there is no remaining balance.
A summary of the restructuring charges is as follows:

Description of charge	Initial Reserve	Adjustments to Reserves	Cash Charges	Impact of Changes in Exchange Rates	Balance, December 31, 2010	Adjustments to Reserves	Cash Charges	Impact of Changes in Exchange Rates	Balance, December 31, 2011
Termination benefits	$6,486	$(63)	$(6,320)	$2	$105	$9	$(111)	$(3)	$—
Office closures	—	—	—	—	—	—	—	—	—
Total	$6,486	$(63)	$(6,320)	$2	$105	$9	$(111)	$(3)	$—

10.	Long-term Debt
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
The Senior Notes have a five-year term and mature on December 15, 2014. Interest is computed on the basis of a 360-day year composed of twelve 30-day months, and is payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2010. In connection with the failure to timely file this Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2012, we elected to pay an additional 50 basis points per annum of interest on the Senior Notes to gain forbearance under the terms of the Indenture governing the Senior Notes. The period during which we were required to pay additional interest on the Senior Notes began on June 1, 2012 and ended on the date hereof. During this period, we have incurred approximately $0.3 million in additional interest on the Senior Notes. The obligations under the Senior Notes are fully and unconditionally guaranteed on a senior basis by substantially all of our existing and future domestic subsidiaries (including, following the Merger, i2 and its domestic subsidiaries).
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
The fair value using quoted prices for similar liabilities in active markets (Level 2 inputs) and carrying amount of the Senior Notes were $296.3 million and $273.2 million, respectively at December 31, 2011 and $296.3 million and $272.7 million, respectively at December 31, 2010.
The $2.8 million original issue discount on the Senior Notes and other debt issuance costs of approximately $7.2 million are being amortized using the effective interest and straight-line methods, respectively over the five-year term and are reflected in the consolidated statements of income under the caption, “Interest expense and amortization of loan fees.” We incurred $22.0 million of interest on the Senior Notes for the year ended December 31, 2011 and have amortized approximately $4.0 million of the original issue discount and related loan origination fees.
Line of Credit
  On March 18, 2011, we entered into a credit agreement with Wells Fargo Capital Finance, LLC and certain other lenders party thereto (the "Credit Agreement"). The Credit Agreement provides for cash borrowings and letters of credit under a $100 million senior secured revolving credit facility, the proceeds of which the Company may use for working capital and other general corporate purposes. Loans under the Credit Agreement will mature on September 15, 2014, subject to extension to March 18, 2016 under certain circumstances. In connection with the execution of the line of credit, the Company incurred approximately $1.7 million in debt issuance costs which will be amortized to interest expense over the length of the agreement. To date, the Company has not borrowed any amount under the Credit Agreement. We have incurred $0.3 million of interest on unfunded components of credit agreement for the year ended December 31, 2011 and have amortized approximately $0.4 million of related debt issuance fees.
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
At December 31, 2011 and 2010, deferred revenue consists of deferrals for software license fees, maintenance, consulting and training and other services as follows:

	2011	2010
Software	$9,095	$23,147
Maintenance	89,462	78,952
Consulting	7,223	12,057
Training and other	2,437	1,748
Deferred revenue — current portion	108,217	115,904
Software	4,286	8,723
Maintenance	716	3,868
Consulting	3,113	2,884
Training and other	—	—
Deferred revenue — long-term portion	8,115	15,475
Total deferred revenue	$116,332	$131,379

12.	Lease Commitments
We currently lease office space in the Americas for 15 regional sales and support offices across the United States and Latin America, and for 23 other international sales and support offices located in major cities throughout Europe, Asia, Australia, Japan and the CoE facilities in Bangalore and Hyderabad, India. The leases are primarily non-cancelable operating leases with initial terms ranging from 1 to 20 years that expire at various dates through the year 2020. None of the leases contain contingent rental payments; however, certain of the leases contain scheduled rent increases and renewal options. As of December 31, 2011, we have sublet approximately 233,000 square feet of excess office space through 2014, and have identified an additional 50,000 square feet that we are trying to sublet. In addition, we lease various computers, telephone systems, automobiles, and office equipment under non-cancelable operating leases with initial terms generally ranging from 12 to 48 months.
Net rental expense under operating leases in 2011, 2010 and 2009 was $22.5 million, $16.9 million and $10.7 million, respectively. The following summarizes future minimum lease obligations under non-cancelable operating leases at December 31, 2011.

For the Year Ending December 31,	Amount
2012	$17,403
2013	11,502
2014	7,722
2015	4,456
2016	3,559
Thereafter	12,405
Total	$57,047
We have entered into sublease agreements on excess space in certain of our leased facilities that will provide sublease rentals of approximately $3.0 million, $0.9 million, and $0.7 million in 2012 through 2014, respectively. We currently have no sublease agreements in place that provide for sublease rentals beyond 2014.

13.	Legal Proceedings
Dillard’s, Inc. vs. i2 Technologies, Inc.
In September 2007, Dillard’s, Inc. filed a lawsuit against i2 in the 191st Judicial District Court of Dallas County, Texas, (the “trial court”) Cause No. 07-10924-J, which alleged that i2 committed fraud and failed to meet certain obligations to Dillard’s regarding the purchase of two i2 products in the year 2000 under a software license agreement and related services agreement. Dillard’s paid i2 approximately $8.1 million under these two agreements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As previously reported, on June 15, 2010, a jury in the District Court of the State of Texas, County of Dallas, returned an adverse verdict in the litigation between Dillard’s, Inc. and i2. On September 30, 2010, the trial court signed a judgment awarding Dillard’s $237 million, plus post-judgment interest of 5% per annum. On October 4, 2010, i2 posted a $25 million supersedeas bond. By posting the bond, under Texas law, the execution of the judgment was suspended, which meant the judgment would not have to be paid during the appeals process. On December 2, 2010, we met with Dillard’s for a mediation session. During that mediation session, settlement offers were exchanged, but no agreement was reached. Therefore, on December 23, 2010 i2 filed a Notice of Appeal with the Dallas Court of Appeals.
The Company accrues estimated losses if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In evaluating the probability of an unfavorable outcome in this litigation we have considered (a) the nature of the litigation and claim, (b) the progress in the case, (c) the opinions of legal counsel and other advisors, (d) the experience of the Company and others in similar cases, (e) how management intends to respond in the event an unfavorable final judgment is returned by the trial court and (f) settlement discussions. At December 31, 2010, the Company estimated the reasonably possible loss for this matter to range between $19 million (the highest settlement offer exchanged) and $237 million (representing a maximum award for lost profits, punitive damages and pre-judgment interest), plus post-judgment interest. Management had determined that the best estimate of the potential outcome of this matter was $19 million, of which $5 million was recorded on the opening balance sheet of i2 following JDA’s acquisition of i2 in January 2010 and $14 million was recorded in December 2010 in the Consolidated Statements of Income under the caption “Litigation provision” and in the Consolidated Balance Sheets under the caption “Accrued expenses and other liabilities.” On November 30, 2011, i2 and Dillard's entered into a settlement agreement. The terms of this agreement included the following: (i) i2 would pay $57.0 million to Dillard's by December 5, 2011; (ii) dismissal with prejudice of all legal proceedings related to the litigation, (iii) the $25.0 million supersedeas bond previously posted by the Company would be discharged to the Company and (iv) mutual releases and covenants not to sue. The Company received insurance proceeds of $3.0 million in December 2011 and therefore, recorded a net charge of $35.0 million in 2011 in the Consolidated Statements of Income under the caption “Litigation provision and settlements, net.”
i2 Technologies, Inc. vs. Oracle Corporation
On April 29, 2009, i2 filed a lawsuit for patent infringement against Oracle Corporation (NASDAQ: ORCL). The lawsuit, filed in the United States District Court for the Eastern District of Texas, Tyler Division (No. 6:09-cv-194-LED) alleged infringement of 11 patents related to supply chain management, available to promise software and other enterprise software applications. On April 22, 2010, Oracle filed counterclaims against i2 and JDA Software Group, Inc. (of which i2 is now a wholly-owned subsidiary) alleging the infringement by i2 of four Oracle patents. In response to i2’s motion to sever the Oracle counterclaim, on June 11, 2010, the trial court split the initial case into two cases, staying the second case (No. 6:10-cv-00284-LED) pending the outcome of the first case. The trial court instructed i2 to select five patents for the first case (subsequently reduced by i2 to four patents) and Oracle to select one patent for the first case.
On February 25, 2011, the Company, i2 and Oracle Corporation entered into a settlement agreement. Under the settlement agreement, the parties entered into a cross-license arrangement and dismissed their respective litigation claims related to the patent infringement dispute with prejudice. In addition, the Company received a one-time cash payment of $35.0 million from Oracle Corporation, as well as a $2.5 million license and technical support credit from Oracle Corporation that must be used by the Company within two years. The Company recorded the settlement in the first quarter of 2011 in the Consolidated Statements of Income under the caption “Litigation provision and settlements, net.”
Sky Technologies LLC v. JDA Software Group, et al.
On May 11, 2011, Sky Technologies LLC (“Sky”) filed a  lawsuit for patent infringement against the Company and a number of other entities, including Microsoft, Siemens and Dassault Systemes, in the United States District Court for the District of Massachusetts (No. 6:11-cv-10833-WGY), alleging infringement of a number of patents. Sky amended its complaint on October 17, 2011, to add additional claims. In response to the amended complaint, on October 17, 2011 the Company filed counterclaims against Sky, alleging that Sky breached the terms of a Settlement and License Agreement entered into between Sky and i2 Technologies, Inc. in 2005.  The Company recorded an accrual of $4.0 million in 2011 in the Consolidated Statements of Income under the caption “Litigation provision and settlements, net.”
On April 5, 2012, the Company and Sky entered into a settlement agreement (the "Agreement"). The terms of the Agreement included the following: (i) the Company would pay $4.0 million to Sky by April 12, 2012; (ii) dismissal with prejudice of all legal proceedings related to the litigation, (iii) mutual releases and covenants not to sue; and (iv) Sky granting a license to the Company of Sky's patents.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Beaver County Retirement Fund vs JDA Software Group Inc, C.A. No. 7446-ML
On April 20, 2012, Beaver County Retirement Fund, a stockholder of the Company, commenced an action in the Delaware Court of Chancery (C.A. No. 7446-ML) seeking access to certain books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law. On May 15, 2012, the Company filed a motion to dismiss the complaint for failure to state a claim upon which relief could be granted. To date, no briefing schedule on the Company's motion to dismiss has been set by the Court of Chancery. We believe that the ultimate outcome of the lawsuit will not result in a material adverse effect on our financial condition or results of operations.
SEC Inquiries; Audit Committee Investigation
In January 2012, we disclosed that we received a subpoena from the Division of Enforcement and a comment letter from the Division of Corporation Finance of the SEC requesting information and documents related to revenue recognition and other accounting and financial reporting matters for certain past fiscal years. In response to the SEC's inquiries, our Audit Committee promptly commenced an investigation into our revenue recognition policies and the application of these policies during the periods in question, engaged an outside accounting firm separate from our independent auditors and engaged special counsel to undertake a fact-finding investigation. Our outside legal counsel also assisted in this investigation.
In conjunction with this investigation, the Company:

•	responded to comment letters from the SEC's Division of Corporation Finance regarding its revenue recognition policies and the restatement; and

•	provided the SEC's Division of Enforcement with information and documents it requested.
The Audit Committee, with its outside advisors, has completed the internal investigation. The investigation uncovered no evidence of fraud or intentional wrongdoing.  The Company continues to cooperate with the SEC in connection with its investigation.

We are involved in other legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not currently believe the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

14.	Redeemable Preferred Stock
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
We entered into a stock purchase agreement with a private equity investment firm in September 2009 to acquire the remaining shares of Series B preferred stock for $28.1 million in cash ($20 per share for each of the 1.4 million shares of common stock into which the Series B Preferred Stock was convertible). The agreed purchase price included $19.5 million, which represents the conversion of 1.4 million shares of common stock at the conversion price of $13.875, and $8.6 million, which represents consideration paid in excess of the conversion price of $13.875 ($6.125 per share). The consideration paid in excess of the conversion price was charged to retained earnings in the same manner as a dividend on preferred stock and reduced the income applicable to common shareholders in the calculation of earnings per share for 2009. As part of the purchase agreement, we also repurchased 0.1 million shares of our common stock held by the private equity investment firm for $2.0 million, or $20 per share.

15.	Share-Based Compensation
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
2011 Performance Program.  The 2011 Performance Program provided for the issuance of contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we were able to achieve a defined adjusted EBITDA performance threshold goal in 2011. The Company's actual 2011 adjusted EBITDA performance qualified participants to receive approximately 94% of their target awards. As of December 31, 2011, it was estimated that the 2011 Performance Program would initially provides for approximately 0.5 million of targeted contingently issuable performance share awards with a fair value of $15.8 million that would be recognized over the requisite service periods that runs from January 2011 through August 2014. The performance share awards will be issued after the issuance of our independent auditor’s report on our 2011 financial statements and will vest 50% upon the date of issuance with one-half of the remaining 50% vesting on each of the next two anniversaries of the initial vest date.
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
As of December 31, 2011, there is approximately $11.2 million of total unrecognized stock-based compensation expense under the 2005 Incentive Plan related to non-vested awards. This compensation is expected to be recognized over the respective vesting terms of each award through 2014. The weighted-average term of the unrecognized stock-based compensation expense is 1.5 years.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes activity under the 2005 Incentive Plan:

	Restricted Stock Units & Performance Share Awards		Restricted Stock Awards
	Units	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Non-vested Balance, December 31, 2008	124	$15.60	25	$18.14
Granted	227	17.23	80	15.13
Vested	(285)	16.59	(21)	16.75
Forfeited	(12)	16.51	(10)	20.59
Non-vested Balance, December 31, 2009	54	17.01	74	15.15
Granted	510	13.52	8	26.78
Vested	(409)	13.85	(38)	17.27
Forfeited	(45)	13.84	(23)	15.27
Non-vested Balance, December 31, 2010	110	13.59	21	15.86
Granted	518	26.95	27	31.38
Vested	(453)	23.83	(36)	27.45
Forfeited	(12)	23.52	—	—
Non-vested Balance, December 31, 2011	163	$26.85	12	$16.17
The table above excludes 2011 Performance Program Restricted Stock Units of approximately 0.5 million of targeted contingently issuable performance share awards with a fair value of $15.8 million as these performance share awards will be issued after the issuance of our independent auditor’s report on our 2011 financial statements. In addition contingently issuable restricted stock unit, which vest upon completion of certain pre-defined performance milestones (As described below in Equity Inducement Awards) are excluded from the table above.
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
(iii) 100,000 contingently issuable restricted stock units were granted to Mr. Hathaway (50,000 shares) and Mr. Zintak (50,000 shares) that will vest in defined tranches if and when we achieve certain pre-defined performance milestones. As of December 31, 2010, Mr. Hathaway met his first milestone and was awarded 16,667 shares. In 2011, Mr. Zintak was awarded 15,300 shares and his remaining shares were cancelled as he left the Company.
As of December 31, 2011, we have $0.6 million of total unrecognized stock-based compensation expense related to these awards. This compensation is expected to be recognized over a weighted average period of 3.7 years.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes Equity Inducement Awards activity:

	Restricted Stock Units & Performance Share Awards		Restricted Stock Awards
	Units	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Non-vested Balance, December 31, 2008	—	$—	—	$—
Granted	50	16.44	100	17.98
Vested	—	—	—	—
Forfeited	—	—	—	—
Non-vested Balance, December 31, 2009	50	16.44	100	17.98
Granted	55	18.11	—	—
Vested	(57)	17.62	(46)	17.93
Forfeited	—	—	—	—
Non-vested Balance, December 31, 2010	48	16.96	54	18.01
Granted	50	28.02	—	—
Vested	(30)	23.25	(45)	18.36
Forfeited	(35)	28.02	—	—
Non-vested Balance, December 31, 2011	33	$16.44	9	$16.44
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
The following summarizes the combined stock option activity during the three-year period ended December 31, 2011:

		Options Outstanding
	Options Available for Grant	Shares	Exercise Price per Share
Balance, December 31, 2008	—	2,375	$6.44 to $27.50
Plan shares expired	(26)	—	—
Cancelled	26	(26)	$6.44 to $16.80
Exercised	—	(1,053)	$6.44 to $21.01
Balance, December 31, 2009	—	1,296	$10.33 to $27.50
Plan shares expired	(7)	—	—
Cancelled	7	(7)	$11.94 to $16.80
Exercised	—	(743)	$10.33 to $27.50
Balance, December 31, 2010	—	546	$10.33 to $27.50
Plan shares expired	(2)	—	—
Cancelled	2	(2)	$11.81 to $15.75
Exercised	—	(260)	$10.33 to $21.17
Balance, December 31, 2011	—	284	$10.33 to $27.50
The weighted average exercise price of outstanding options at December 31, 2010, options cancelled during 2011, options exercised during 2011 and outstanding options at December 31, 2011 were $15.91, $15.74, $17.32 and $14.62, respectively.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes certain weighted average information on options outstanding at December 31, 2011:

	Options Outstanding
		Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Options Exercisable
Range of Exercise Prices	Number Outstanding			Number Exercisable	Weighted Average Exercise Price
$10.33 to $14.88	214	1.89	$13.00	214	$13.00
$16.80 to $17.00	51	1.72	$16.81	51	$16.81
$25.33 to $27.50	19	0.40	$26.94	19	$26.94
	284	1.76	$14.62	284	$14.62
The total intrinsic value of options exercised during 2011, 2010 and 2009 was $4.5 million, $8.5 million and $7.1 million, respectively and as of December 31, 2011, the aggregate intrinsic value of outstanding and exercisable options was $5.1 million.
Employee Stock Purchase Plan.  Our employee stock purchase plan (“2008 Purchase Plan”) has an initial reserve of 1.5 million shares and provides eligible employees with the ability to defer up to 10% of their earnings for the purchase of our common stock on a semi-annual basis at 85% of the fair market value on the last day of each six-month offering period that begin on February 1st and August 1st of each year. The 2008 Purchase Plan is considered compensatory and, as a result, stock-based compensation is recognized on the last day of each six-month offering period in an amount equal to the difference between the fair value of the stock on the date of purchase and the discounted purchase price. A total of 0.1 million and 0.1 million shares of common stock were purchased under the 2008 Purchase Plan in 2011and 2010 at prices ranging from $23.77 to $25.65 and $19.98 to $22.28, respectively.
The following provides tabular disclosure as of December 31, 2011 of the number of securities to be issued upon the exercise of outstanding options or vesting of restricted stock units, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans, aggregated into zero categories — plans that have been approved by stockholders and plans that have not:

Equity Compensation Plans	Number of Securities to be Issued Upon Exercise of Outstanding Options or Vesting of Restricted Stock Units	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Approved by stockholders:
1996 Option Plan	223	$14.76	—
1996 Directors Plan	36	$16.75	—
2005 Performance Incentive Plan	176	$—	1,974
Employee Stock Purchase Plan	1,073	$—	1,073
	1,508	$15.03	3,047
Not approved by stockholders:
1998 Option Plan	25	$10.33	—
Non-Plan Awards	44	$—	—
	1,577	$10.33	3,047
The table above excludes 2011 Performance Program Restricted Stock Units of approximately 0.5 million of targeted contingently issuable performance share awards with a fair value of $15.8 million as these performance share awards will be issued after the filing of this Annual Report. In addition contingently issuable restricted stock unit, which vest upon completion of certain pre-defined performance milestones (As described in Equity Inducement Awards above) are excluded from the table above.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has recognized total share-based compensation as follows (in thousands):

	Years Ended December 31,
	December 31, 2011	December 31, 2010	December 31, 2009
Cost of maintenance services	$492	$482	$590
Cost of consulting services	1,767	1,565	1,107
Product development	1,637	1,149	721
Sales and marketing	3,123	2,628	2,188
General and administrative	5,997	5,670	3,489
Total share-based compensation expense	$13,016	$11,494	$8,095

16.	Treasury Stock Purchases
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
During 2011 and 2010 we also repurchased 0.2 million and 0.2 million common shares, respectively, tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted shares under the 2005 Performance Incentive Plan. These shares were repurchased in 2011 for $5.7 million at prices ranging from $23.11 to $33.53 and in 2010 for $4.9 million at prices ranging from $21.34 to $30.06 per share.
As part of the purchase agreement with a private equity investment firm, we repurchased 0.1 million shares of our common stock for $2.0 million, or $20 per share in 2009.

17.	Employee Benefit Plans
We maintain a defined 401(k) contribution plan (“401(k) Plan”) for the benefit of our employees. Participant contributions vest immediately and are subject to the limits established from time-to-time by the Internal Revenue Service. We provide discretionary matching contributions to the 401(k) Plan on an annual basis. Our matching contributions were 25% in 2011, 2010 and 2009 and vest 100% after 2 years of service. Our matching contributions to the 401(k) Plan were $3.0 million, $3.1 million and $2.1 million in 2011, 2010 and 2009, respectively.

18.	Income Taxes
The income tax provision includes income taxes currently payable and those deferred due to temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. The following is a summary of the components of the income tax provision (benefit) for the years December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Current taxes:
Federal	$2,882	$2,890	$2,500
State	250	(1,883)	859
Foreign	1,559	4,357	6,890
Total current taxes	4,691	5,364	10,249
Deferred taxes:
Federal	14,548	(5,516)	10,244
State	1,233	(2,232)	14
Foreign	(541)	(1,678)	(3,321)
Total deferred taxes	15,240	(9,426)	6,937
Income tax provision (benefit)	$19,931	$(4,062)	$17,186

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in Federal current taxes above for the years ended December 31, 2011, 2010 and 2009 is $3.2 million, $2.3 million and $0.0 million respectively, related to foreign withholding tax imposed on United States income.
The following is a geographical breakdown of income (loss) before income taxes:

	Year Ended December 31,
	2011	2010	2009
United States	$85,057	$(16,592)	$37,120
Foreign	17,562	14,671	7,641
Total	$102,619	$(1,921)	$44,761
The following is a summary of the items that cause recorded income taxes to differ from taxes computed using the statutory federal income tax rate of 35% for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Income before income taxes	$102,619	$(1,921)	$44,761
Income tax at federal statutory rate	$35,917	$(672)	$15,666
Research and development credits	(803)	(1,115)	(795)
Meals, entertainment and other non-deductible expenses	2,344	1,183	772
State income taxes, net of federal benefit	1,937	105	1,689
Section 199 deduction	—	(532)	(554)
Foreign tax rate differential	(1,132)	(1,371)	(531)
Benefit of litigation settlement	(13,809)	—	—
Interest and penalties on uncertain tax positions	155	(1,679)	(59)
Uncertain tax positions	(4,331)	(1,299)	2,035
Transaction costs	—	1,114	—
Change in Valuation Allowance	808	—	(1,283)
Other, net	(1,155)	204	246
Income tax provision	$19,931	$(4,062)	$17,186
Effective tax rate	19.4%	211.5%	38.4%
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	2011		2010
	Current	Non-Current	Current	Non-Current
Deferred tax asset:
Accruals and reserves	$9,849	$4,193	$18,019	$2,388
Deferred revenue	5,055	2,614	11,026	6,366
Net operating loss	14,067	225,823	23,088	222,678
Foreign accruals, reserves and net operating losses	4,522	6,974	2,237	8,790
Tax credit carryforwards	—	24,268	—	19,174
R&D expenses capitalized	—	30,809	—	39,218
Property and equipment	—	5,706	—	7,576
Total deferred tax assets	33,493	300,387	54,370	306,190
Deferred tax liability:
Goodwill and other intangibles	—	(27,672)	—	(32,051)
Total deferred tax liability	—	(27,672)	—	(32,051)
Valuation allowance for deferred tax assets	(1,430)	(14,444)	(3,554)	(19,076)
Net deferred tax assets	$32,063	$258,271	$50,816	$255,063

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Residual United States income taxes have not been provided on undistributed earnings of our foreign subsidiaries. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes and withholding taxes payable to various foreign countries less an adjustment for foreign tax credits. It is not practical to estimate the amount of additional tax that might be payable on the foreign earnings. As of December 31, 2011, the cumulative undistributed earnings of the Company's foreign subsidiaries is approximately $19.8 million.
A reconciliation of the liability for unrecognized income tax benefits is as follows:

	2011	2010	2009
Unrecognized tax benefits, beginning of year	$14,532	$12,073	$12,452
Increase related to prior year tax positions	—	—	797
Decrease related to prior year tax positions	(374)	—	—
Decrease related to Currency Translation	(794)	—	—
Increase related to Currency Translation	—	—	—
Increase related to current year tax positions	75	—	—
Decrease related to current year tax positions	—	—	(61)
Expirations	(4,478)	(1,753)	(722)
Settlements	(1,616)	(1,224)	(393)
Acquired unrecognized tax benefits	—	5,436	—
Unrecognized tax benefits, end of year	$7,345	$14,532	$12,073
As of December 31, 2011 approximately $7.3 million of unrecognized tax benefits would impact our effective tax rate if recognized. It is reasonably possible that approximately $0.2 million of unrecognized tax benefits will be recognized within the next 12 months. During the year ended December 31, 2011, unrecognized tax benefits related to foreign expirations and settlements decreased by $4.5 million and $1.6 million as illustrated in the above table.
We treat the accrual of interest and penalties related to uncertain tax positions as a component of income tax expense, including accruals (benefits) made during 2011, 2010 and 2009 of $0.1 million, ($1.7) million and ($0.1) million respectively. As of December 31, 2011, 2010 and 2009 there are approximately $3.1 million, $2.7 million and $2.6 million, respectively of interest and penalty accruals related to uncertain tax positions which are reflected in the Consolidated Balance Sheet.To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction to the overall provision.
We conduct business globally and, as a result, JDA Software Group, Inc. or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Our business operations in India have been granted a tax holiday from income taxes through the tax year ended March 31, 2011. This tax holiday did not have a significant impact on our 2011 or 2010 operating results; however, our overall tax rate benefited $0.3 million , $1.1 million and $0.9 million in 2011, 2010 and 2009, respectively. The tax holiday benefit is reflected in the foreign rate differential line of the Company's rate reconciliation. While JDA operates in jurisdictions with lower tax rates than the U.S., the effect of the lower rates on JDA's overall tax expense has been immaterial. Furthermore, we expect the effect of any future benefit of lower foreign tax rates will also be immaterial.
In the normal course of business we are subjected to examination by taxing authorities throughout the world, including significant jurisdictions, which are the United States, India and the United Kingdom. We are currently under audit in the U.S. for the 2010 and 2011 tax years. Audits are in process in India covering multiple years. The finalization of these audits has not yet occurred; however, we do not anticipate any material adjustments. The following table sets forth significant jurisdictions that have open tax years that are subject to examination:

Country	Open Tax Years Subject to Examination
United States	2010 - 2011
United Kingdom	2010 - 2011
India	2002 - 2011
JDA Software Group, Inc. accepted an invitation to participate in the Compliance Audit Assurance Program (“CAP”) beginning in 2007. The Internal Revenue Service has completed their review of our tax returns for 2009 and prior years, no material

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustments have been made as a result of these examinations.
At December 31, 2011, we have approximately $5.9 million and $8.9 million of federal and state research and development tax credit carryforwards, respectively, that expire at various dates throughout 2031. We also have approximately $13.2 million of foreign tax credit carryforwards that expire at between 2018 and 2021. We have approximately $678 million of federal net operating loss carryforwards, which are subject to annual limitations prescribed in section 382 of the Internal Revenue Code, that expire beginning in 2018. We also have $431.3 million and $13.9 million of state and foreign net operating loss carryforwards, before consideration of valuation allowance or reduction for uncertain tax positions, that expire beginning in 2015.
We believe that it is more likely than not that the benefit from certain state NOL carryforwards, foreign tax attribute carryforwards and state R&D credits will not be realized. In recognition of this risk, we have provided a valuation allowance of $194.2 million, $3.5 million and $8.9 million, respectively on these gross deferred tax assets. If our assumptions change and we determine we will be able to realize these NOLs and other tax attribute carryforwards, the maximum potential tax benefit relating to the reversal of the valuation allowance on these deferred tax assets as of December 31, 2011, would result in a reduction of income tax expense by approximately $8.8 million, $1.3 million and $5.8 million, respectively.
As a result of certain realization requirements of ASC Topic 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2011 and 2010 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $17.6 million if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering for purposes of determining when excess tax benefits have been realized.

19.	Earnings per Share
From July 2006 through September 2008, the Company had two classes of outstanding capital stock, common stock and Series B preferred stock. The Series B preferred stock, which was issued in connection with the acquisition of Manugistics in 2006, was a participating security such that in the event a dividend was declared or paid on the common stock, the Company would be required to simultaneously declare and pay a dividend on the Series B preferred stock as if the Series B preferred stock had been converted into common stock. Companies that have participating securities are required to apply the two-class method to compute basic earnings per share. Under the two-class computation method, basic earnings per share is calculated for each class of stock and participating security considering both dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period.
During third quarter 2009, all shares of the Series B preferred stock were either converted into shares of common stock or repurchased for cash, including $8.6 million paid in excess of the conversion price. The excess consideration was charged to retained earnings in the same manner as a dividend on preferred stock and reduced the income applicable to common shareholders in the calculation of earnings per share for 2009. The calculation of diluted earnings per share applicable to common shareholders for 2009 includes the assumed conversion of the Series B preferred stock into common stock as of the beginning of the period, weighted for the actual days and number of shares outstanding during the period.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per share for the three years ended December 31, 2011 is calculated as follows:

	Year Ended December 31,
	2011	2010	2009
Net income	$82,688	$2,141	$27,575
Consideration paid in excess of carrying value on the repurchase of redeemable preferred stock	—	—	(8,593)
Income applicable to common shareholders	82,688	2,141	18,982
Undistributed earnings:
Common stock	82,688	2,141	17,770
Series B preferred stock	—	—	1,212
Total undistributed earnings	$82,688	$2,141	$18,982
Weighted-average shares:
Common stock	42,412	41,173	32,706
Series B preferred stock	—	—	2,230
Shares — basic earnings per share	42,412	41,173	34,936
Dilutive common stock equivalents	349	537	322
Shares — diluted earnings per share	42,761	41,710	35,258
Basic earnings per share applicable to common shareholders:
Common stock	$1.95	$0.05	$0.54
Series B preferred stock	$—	$—	$0.54
Diluted earnings per share applicable to common shareholders	$1.93	$0.05	$0.54
The dilutive effect of outstanding stock options and unvested restricted stock units and performance share awards is included in the diluted earnings per share calculations using the treasury stock method. In addition, contingently issuable restricted stock units or performance share awards for which all necessary conditions had not been met have been excluded from the calculation (see Note 15). Diluted earnings per share applicable to common shareholders excludes vested options for the purchase of common stock that have grant prices in excess of the average market price, or which are otherwise anti-dilutive. During 2011, 2010 and 2009, approximately, 3,000, 12,000 and 795,000 stock options and restricted stock-based awards, respectively, were excluded from the calculation of diluted earnings per share applicable to common shareholder calculations, as these shares relate to anti-dilutive stock options and restricted stock -based awards as calculated using the treasury stock method and could be dilutive in the future.

20.	Segment Information
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
Identifiable assets are also attributed to a geographical region. The geographic distribution of our revenues and identifiable assets is as follows:

	Year Ended December 31,
	2011	2010	2009
Revenues:
Americas	$446,059	$391,379	$269,780
Europe	136,671	106,964	82,279
Asia/Pacific	108,513	95,399	38,909
Total revenues	$691,243	$593,742	$390,968

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2011	2010	2009
Identifiable assets:
Americas	$951,804	$904,360	$704,230
Europe	117,088	126,179	86,312
Asia/Pacific	102,066	101,403	40,609
Total	$1,170,958	$1,131,942	$831,151
Revenues for the Americas include $368.7 million, $333.7 million and $232.8 million from the United States in 2011, 2010 and 2009, respectively. Identifiable assets for the Americas include $918.4 million and $864.7 million in the United States as of December 31, 2011 and 2010, respectively. The increase in identifiable assets at December 31, 2010 compared to December 31, 2009 resulted primarily from the acquisition of i2 (see Notes 2 and 10).
No customer accounted for more than 10% of our revenues during any of the three years ended December 31, 2011.
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

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the revenues, operating income and depreciation attributable to each of these reportable business segments for the three years ended December 31, 2011 is as follows:

	Year Ended December 31,
	2011	2010	2009
Revenues:
Supply Chain	$666,286	$573,631	$360,670
Pricing and Revenue Management	24,957	20,111	30,298
	$691,243	$593,742	$390,968
Income (Loss) Before Income Taxes:
Supply Chain	$234,299	$176,559	$120,803
Pricing and Revenue Management	4,365	(1,627)	7,536
Other (see below)	(136,045)	(176,853)	(83,578)
	$102,619	$(1,921)	$44,761
Depreciation:
Supply Chain	$12,937	$12,135	$8,637
Pricing and Revenue Management	385	648	1,049
	$13,322	$12,783	$9,686
Other:
General and administrative	$72,493	$72,112	$47,580
Amortization of intangible assets	38,421	38,415	23,633
Restructuring charge and adjustments to acquisition-related reserves	1,922	20,931	6,865
Acquisition-related costs	—	8,115	4,768
Litigation provision and settlements, net	1,500	14,000	—
Interest expense and amortization of loan fees	25,500	24,758	2,712
Finance costs on abandoned acquisition	—	—	(767)
Interest income and other, net	(3,791)	(1,478)	(1,213)
	$136,045	$176,853	$83,578
Operating income in the Supply Chain and Pricing and Revenue Management reportable business segments includes direct expenses for software licenses, maintenance services, service revenues, and product development expenses, as well as allocations for sales and marketing expenses, occupancy costs, depreciation expense and amortization of acquired software technology. The “Other” caption includes general and administrative expenses and other charges as well as interest expense and income that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segment.

21.	Quarterly Data (Unaudited)
As discussed in greater detail in Note 23, Restatement of Previously Issued Financial Statements, we determined we needed to restate our previously issued consolidated financial information for the quarterly periods ended March 31, 2011, June 30, 2011, September 30, 2011 and each of the quarterly periods in the year ended December 31, 2010. The restatements resulted from a correction to timing of the recognition of revenue and certain other miscellaneous adjustments.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the effects of the restatement and presentation reclassifications on our previously issued unaudited condensed consolidated financial statements:

	2011				2010
	Fourth Quarter	Third Quarter (As Restated)	Second Quarter (As Restated)	First Quarter (As Restated)	Fourth Quarter (As Restated)	Third Quarter (As Restated)	Second Quarter (As Restated)	First Quarter (As Restated)
	(In thousands, except per share amounts)
Total revenue	$185,104	$173,099	$165,522	$167,518	$162,909	$155,984	$148,567	$126,282
Gross profit	$119,739	$106,172	$94,051	$99,728	$94,948	$88,054	$83,920	$72,074
Operating (loss) income	$7,477	$35,524	$23,050	$58,277	$5,830	$18,385	$5,678	$(8,534)
Income (loss) applicable to common shareholders	$3,575	$18,287	$12,713	$48,113	$3,999	$8,863	$(431)	$(10,290)
Basic net income (loss) per common share	$0.08	$0.43	$0.30	$1.14	$0.10	$0.21	$(0.01)	$(0.26)
Diluted net income (loss) per common share	$0.08	$0.43	$0.30	$1.13	$0.09	$0.21	$(0.01)	$(0.26)

	2011
	Third Quarter
	As Reported	Adjustments	As Restated

Total revenue	$171,563	$1,536	$173,099
Gross profit	$104,270	$1,902	$106,172
Operating income	$32,832	$2,692	$35,524
Income applicable to common shareholders	$16,803	$1,484	$18,287
Basic net income per common share	$0.40	$0.03	$0.43
Diluted net income per common share	$0.39	$0.04	$0.43

The third quarter adjustments reflected in the table above include the following:

•
Adjustments to total revenue relate to the lack of vendor specific objective evidence of fair value for Cloud Services and certain Consulting Services currencies and offerings, identification of linked contracts that should have been accounted for as a single arrangement, and the consideration of platform transfer rights on revenue recognition.

•	Adjustments to cost of revenue and operating expenses relate to recognition of compensation expense and the correction to certain employee travel and salary expenses.

•	Provision for (benefit from) income taxes includes adjustments to deferred tax assets and income tax effects of other restatement adjustments.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2011
	Second Quarter			First Quarter
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)
Total revenue	$162,410	$3,112	$165,522	$163,606	$3,912	$167,518
Gross profit	$90,637	$3,414	$94,051	$95,515	$4,213	$99,728
Operating income	$19,121	$3,929	$23,050	$54,291	$3,986	$58,277
Income applicable to common shareholders	$10,119	$2,594	$12,713	$45,528	$2,585	$48,113
Basic net income per common share	$0.24	$0.06	$0.30	$1.08	$0.06	1.14
Diluted net income per common share	$0.24	$0.06	$0.30	$1.07	$0.06	1.13

The first and second quarter adjustments reflected in the table above include the following:

•
Adjustments to total revenue relate to the lack of vendor specific objective evidence of fair value for Cloud Services and certain Consulting Services currencies and offerings, identification of linked contracts that should have been accounted for as a single arrangement, and the consideration of platform transfer rights on revenue recognition.

•	Adjustments to cost of revenue and operating expenses related to amortization of leasehold improvements, certain employee expenses and certain accrued liabilities.

•	Adjustments to interest income and other include the correction of a marked-to-market forward contract and minority interest income.

•	Provision for (benefit from) income taxes includes adjustments to deferred tax assets and income tax effects of other restatement adjustments.

	2010
	Fourth Quarter			Third Quarter
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)
Total revenue	$168,762	$(5,853)	$162,909	$158,443	$(2,459)	$155,984
Gross profit	$101,326	$(6,378)	$94,948	$87,323	$731	$88,054
Operating income	$12,090	$(6,260)	$5,830	$17,535	$850	$18,385
Income applicable to common shareholders	$5,847	$(1,848)	$3,999	$8,273	$590	$8,863
Basic net income per common share	$0.14	$(0.04)	$0.10	$0.20	$0.01	$0.21
Diluted net income per common share	$0.14	$(0.05)	$0.09	$0.20	$0.01	$0.21

The third and fourth quarter adjustments reflected in the table above include the following:

•
Adjustments to total revenue relate to the lack of vendor specific objective evidence of fair value for Cloud Services and certain Consulting Services currencies and offerings, identification of linked contracts that should have been accounted for as a single arrangement, and the consideration of platform transfer rights on revenue recognition.

•
Adjustments to cost of revenue and operating expenses related to the reclassification of certain loss contracts, recognition of compensation expense, certain employee expenses and certain accrued liabilities.

•	Adjustments to interest income and other include the correction of a marked-to-market forward contract and minority interest income.

•	Provision for (benefit from) income taxes includes adjustments to deferred tax assets and income tax effects of other restatement adjustments.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010
	Second Quarter			First Quarter
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)
Total revenue	$158,373	$(9,806)	$148,567	$131,631	$(5,349)	126,282
Gross profit	$96,126	$(12,206)	$83,920	$78,900	$(6,826)	72,074
Operating income (loss)	$17,056	$(11,378)	$5,678	$(253)	$(8,281)	(8,534)
Income (loss) applicable to common shareholders	$7,866	$(8,297)	$(431)	$(4,268)	$(6,022)	(10,290)
Basic net income (loss) per common share	$0.19	$(0.20)	$(0.01)	$(0.11)	$(0.15)	(0.26)
Diluted net income (loss) per common share	$0.19	$(0.20)	$(0.01)	$(0.11)	$(0.15)	(0.26)

The first and second quarter adjustments reflected in the table above include:

•
Adjustments to total revenue relate to the lack of vendor specific objective evidence of fair value for Cloud Services and certain Consulting Services currencies and offerings, identification of linked contracts that should have been accounted for as a single arrangement, and the consideration of platform transfer rights on revenue recognition.

•
Adjustments to cost of revenue and operating expenses relate to employee bonuses, acquisition costs associated with the i2 transaction, the amortization of leasehold improvements and certain accrued liabilities.

•	Provision for (benefit from) income taxes includes adjustments to deferred tax assets and income tax effects of other restatement adjustments.

22.	Condensed Consolidating Financial Information
Pursuant to the indenture governing the Senior Notes (see Note 10) our obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by substantially all of our existing and future domestic subsidiaries (including, following the Merger, i2 and its domestic subsidiaries). Pursuant to Regulation S-X, Section 210.3-10(f), we are required to present condensed consolidating financial information for subsidiaries that have guaranteed the debt of a registrant issued in a public offering, where the guarantee is full and unconditional, joint and several, and where the voting interest of the subsidiary is 100% owned by the registrant.
The following tables present condensed consolidating balance sheets as of December 31, 2011 and 2010, and condensed consolidating statements of income for the years ended December 31, 2011, 2010, and 2009 and condensed consolidating statements of cash flow for the years ended December 31, 2011 and 2010 for (i) JDA Software Group, Inc. — the parent company and issuer of the Senior Notes, (ii) the guarantor subsidiaries on a combined basis, (iii) the non-guarantor subsidiaries on a combined basis, (iv) elimination adjustments, and (v) total consolidating amounts. In connection with the restatement of our historical results as described in Note 23, “Restatement of Previously Issued Financial Statements,” the Company also made the following adjustments to its historical presentation of its consolidating financial information: (i) movement of cash and restricted cash from the Guarantor Subsidiaries column to the JDA Software Group, Inc. column to reflect the underlying ownership of the cash, (ii) movement of a portion of the intercompany accounts and associated cash flows amongst the columns to reflect the underlying ownership of the intercompany accounts, (iii) movement of the payments of direct costs from acquisitions from investing activities on the cash flow statement to operating activities to align with the restated Consolidated Statements of Cash Flows and (iv) movement of the effect of exchange rates on cash and cash equivalents from the Guarantor Subsidiaries column to the Non-Guarantor Subsidiaries column on the cash flow statement to reflect the effect of translation amounts. The condensed consolidating financial information should be read in conjunction with the Consolidated Financial Statements herein.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2011

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$150,171	$93,285	$42,056	$—	$285,512
Restricted cash — current portion	—	8,515	218	—	8,733
Account receivable, net	—	89,656	25,122	—	114,778
Deferred tax assets — current portion	—	27,543	4,520	—	32,063
Prepaid expenses and other current assets	9,362	45	15,177	—	24,584
Total current assets	159,533	219,044	87,093	—	465,670
Non-Current Assets:
Restricted cash — long-term portion	—	—	652	—	652
Property and equipment, net	—	45,920	6,621	—	52,541
Goodwill	—	231,377	—	—	231,377
Other intangibles, net	—	141,882	—	—	141,882
Deferred tax assets — long-term portion	—	252,469	5,802	—	258,271
Other non-current assets	5,536	1,047	13,982	—	20,565
Investment in subsidiaries	235,908	41,030		(276,938)	—
Intercompany accounts	568,429	(580,202)	11,773	—	—
Total non-current assets	809,873	133,523	38,830	(276,938)	705,288
Total Assets	$969,406	$352,567	$125,923	$(276,938)	$1,170,958
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$5,954	$1,786	$—	$7,740
Accrued expenses and other liabilities	5,023	36,986	31,102	—	73,111
Deferred revenue — current portion	—	84,237	23,980	—	108,217
Total current liabilities	5,023	127,177	56,868	—	189,068
Non-Current Liabilities:
Long-term debt	273,210	—	—	—	273,210
Accrued exit and disposal obligations	—	1,142	2,784	—	3,926
Liability for uncertain tax positions	—	1,645	2,453	—	4,098
Deferred revenue — long-term portion	—	7,804	311	—	8,115
Other non-current liabilities	—	588	780	—	1,368
Total non-current liabilities	273,210	11,179	6,328	—	290,717
Total Liabilities	278,233	138,356	63,196	—	479,785
Stockholders’ Equity	691,173	214,211	62,727	(276,938)	691,173
Total Liabilities and Stockholders’ Equity	$969,406	$352,567	$125,923	$(276,938)	$1,170,958

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2010
(As Restated)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$46,012	$87,619	$37,987	$—	$171,618
Restricted cash — current portion	25,013	9,007	106	—	34,126
Account receivable, net	—	86,120	24,922	—	111,042
Deferred tax assets — current portion	—	48,575	2,241	—	50,816
Prepaid expenses and other current assets	9,660	9,180	6,775	—	25,615
Total current assets	80,685	240,501	72,031	—	393,217
Non-Current Assets:
Restricted cash — long-term portion	—	—	728	—	728
Property and equipment, net	—	40,147	7,300	—	47,447
Goodwill	—	231,377	—	—	231,377
Other intangibles, net	—	187,398	—	—	187,398
Deferred tax assets — long-term portion	—	243,514	11,549	—	255,063
Other non-current assets	5,636	137	10,939	—	16,712
Investment in subsidiaries	149,044	49,547	—	(198,591)	—
Intercompany accounts	642,539	(668,740)	26,201	—	—
Total non-current assets	797,219	83,380	56,717	(198,591)	738,725
Total Assets	$877,904	$323,881	$128,748	$(198,591)	$1,131,942
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$18,892	$2,200	$—	$21,092
Accrued expenses and other liabilities	978	57,974	29,076	—	88,028
Deferred revenue — current portion	—	85,377	30,527	—	115,904
Total current liabilities	978	162,243	61,803	—	225,024
Non-Current Liabilities:
Long-term debt	272,695	—	—	—	272,695
Accrued exit and disposal obligations	—	3,997	3,363	—	7,360
Liability for uncertain tax positions	—	4,072	2,801	—	6,873
Deferred revenue — long-term portion	—	15,168	307	—	15,475
Other non-current liabilities	—	—	284	—	284
Total non-current liabilities	272,695	23,237	6,755	—	302,687
Total Liabilities	273,673	185,480	68,558	—	527,711
Stockholders’ Equity	604,231	138,401	60,190	(198,591)	604,231
Total Liabilities and Stockholders’ Equity	$877,904	$323,881	$128,748	$(198,591)	$1,131,942

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2011

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
REVENUES:
Software licenses	$—	$140,030	$187	$—	$140,217
Subscriptions and other recurring revenues	—	16,763	—	—	16,763
Maintenance services	—	186,953	78,832	—	265,785
Product revenues	—	343,746	79,019	—	422,765
Consulting services	—	161,560	83,486	—	245,046
Reimbursed expenses	—	14,781	8,651	—	23,432
Service revenues	—	176,341	92,137	—	268,478
Total revenues	—	520,087	171,156	—	691,243
COST OF REVENUES:
Cost of software licenses	—	4,158	—	—	4,158
Amortization of acquired software technology	—	7,095	—	—	7,095
Cost of maintenance services	—	35,372	20,519	—	55,891
Cost of product revenues	—	46,625	20,519	—	67,144
Cost of consulting services	—	111,705	69,272	—	180,977
Reimbursed expenses	—	14,781	8,651	—	23,432
Cost of service revenues	—	126,486	77,923	—	204,409
Total cost of revenues	—	173,111	98,442	—	271,553
GROSS PROFIT	—	346,976	72,714	—	419,690
OPERATING EXPENSES:
Product development	—	47,130	29,768	—	76,898
Sales and marketing	—	61,713	42,415	—	104,128
General and administrative	882	56,772	14,839	—	72,493
Amortization of intangibles	—	38,421	—	—	38,421
Restructuring charges	—	551	1,371	—	1,922
Litigation provision and settlements, net	—	1,500	—	—	1,500
Total operating expenses	882	206,087	88,393	—	295,362
OPERATING INCOME	(882)	140,889	(15,679)	—	124,328
Interest expense and amortization of loan fees	24,719	552	229	—	25,500
Interest income and other, net	(535)	30,543	(33,799)	—	(3,791)
Income tax provision (benefit)	(9,362)	28,269	1,024	—	19,931
Equity in earnings of subsidiaries, net	98,392	(8,679)	—	(89,713)	—
NET INCOME	$82,688	$72,846	$16,867	$(89,713)	$82,688

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2010
(As Restated)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
REVENUES:
Software licenses	$—	$91,490	$—	$—	$91,490
Subscriptions and other recurring revenues	—	21,143	—	—	21,143
Maintenance services	—	172,320	73,457	—	245,777
Product revenues	—	284,953	73,457	—	358,410
Consulting services	—	150,988	64,482	—	215,470
Reimbursed expenses	—	13,380	6,482	—	19,862
Service revenues	—	164,368	70,964	—	235,332
Total revenues	—	449,321	144,421	—	593,742
COST OF REVENUES:
Cost of software licenses	—	4,256	—	—	4,256
Amortization of acquired software technology	—	7,047	—	—	7,047
Cost of maintenance services	—	34,905	17,633	—	52,538
Cost of product revenues	—	46,208	17,633	—	63,841
Cost of consulting services	—	120,468	50,575	—	171,043
Reimbursed expenses	—	13,381	6,481	—	19,862
Cost of service revenues	—	133,849	57,056	—	190,905
Total cost of revenues	—	180,057	74,689	—	254,746
GROSS PROFIT	—	269,264	69,732	—	338,996
OPERATING EXPENSES:
Product development	—	46,741	25,982	—	72,723
Sales and marketing	—	57,726	33,615	—	91,341
General and administrative	—	58,177	13,935	—	72,112
Amortization of intangibles	—	38,415	—	—	38,415
Restructuring charges	—	12,155	8,776	—	20,931
Acquisition-related costs	—	8,115	—	—	8,115
Litigation provision	—	14,000	—	—	14,000
Total operating expenses	—	235,329	82,308	—	317,637
OPERATING INCOME	—	33,935	(12,576)	—	21,359
Interest expense and amortization of loan fees	23,943	583	232	—	24,758
Interest income and other, net	—	30,107	(31,585)	—	(1,478)
Income tax (benefit) provision	(9,220)	(43)	5,201	—	(4,062)
Equity in earnings of subsidiaries, net	16,864	8,898	—	(25,762)	—
NET INCOME	$2,141	$12,186	$13,576	$(25,762)	$2,141

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2009
(As Restated)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
REVENUES:
Software licenses	$—	$91,789	$—	$—	$91,789
Subscriptions and other recurring revenues	—	3,873	—	—	3,873
Maintenance services	—	112,667	66,589	—	179,256
Product revenues	—	208,329	66,589	—	274,918
Consulting services	—	65,933	40,057	—	105,990
Reimbursed expenses	—	6,872	3,188	—	10,060
Service revenues	—	72,805	43,245	—	116,050
Total revenues	—	281,134	109,834	—	390,968
COST OF REVENUES:
Cost of software licenses	—	3,241	—	—	3,241
Amortization of acquired software technology	—	3,920	—	—	3,920
Cost of maintenance services	—	31,487	11,619	—	43,106
Cost of product revenues	—	38,648	11,619	—	50,267
Cost of consulting services	—	55,106	29,992	—	85,098
Reimbursed expenses	—	6,872	3,188	—	10,060
Cost of service revenues	—	61,978	33,180	—	95,158
Total cost of revenues	—	100,626	44,799	—	145,425
GROSS PROFIT	—	180,508	65,035	—	245,543
OPERATING EXPENSES:
Product development	—	40,438	10,777	—	51,215
Sales and marketing	—	40,924	25,065	—	65,989
General and administrative	—	38,500	9,080	—	47,580
Amortization of intangibles	—	23,633	—	—	23,633
Restructuring charges	—	3,723	3,142	—	6,865
Acquisition-related costs	—	4,768	—	—	4,768
Total operating expenses	—	151,986	48,064	—	200,050
OPERATING INCOME	—	28,522	16,971	—	45,493
Interest expense and amortization of loan fees	2,000	538	174	—	2,712
Finance costs on abandoned acquisition	(767)	—	—	—	(767)
Interest income and other, net	—	(10,245)	9,032	—	(1,213)
Income tax provision (benefit)	(469)	15,468	2,187	—	17,186
Equity in earnings of subsidiaries, net	28,339	2,399	—	(30,738)	—
NET INCOME	$27,575	$25,160	$5,578	$(30,738)	$27,575
Consideration paid in excess of carrying value on the repurchase of redeemable preferred stock	(8,593)	—	—	—	(8,593)
INCOME APPLICABLE TO COMMON SHAREHOLDERS	$18,982	$25,160	$5,578	$(30,738)	$18,982

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
YEAR ENDED DECEMBER 31, 2011

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net income	$82,688	$72,846	$16,867	$(89,713)	$82,688
Other comprehensive income:
Foreign currency translation adjustment, net of tax	(6,238)	1,313	1,946	(3,259)	(6,238)
Unrealized (losses) gains on cash flow hedges, net of tax	(5,074)	—	—	—	(5,074)
Reclassification adjustment for gains in net income	882	—	—	—	882
Other comprehensive (loss) income	(10,430)	1,313	1,946	(3,259)	(10,430)
Comprehensive income	$72,258	$74,159	$18,813	$(92,972)	$72,258

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
YEAR ENDED DECEMBER 31, 2010
(As Restated)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net income	$2,141	$12,186	$13,576	$(25,762)	$2,141
Other comprehensive income:
Foreign currency translation adjustment, net of tax	4,335	(6,472)	964	5,508	4,335
Unrealized (losses) gains on cash flow hedges, net of tax	375	—	—	—	375
Reclassification adjustment for gains in net income	—	—	—	—	—
Other comprehensive income	4,710	(6,472)	964	5,508	4,710
Comprehensive income	$6,851	$5,714	$14,540	$(20,254)	$6,851

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
YEAR ENDED DECEMBER 31, 2009
(As Restated)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	As Restated
	(In thousands)
Net income	$27,575	$25,160	$5,578	$(30,738)	$27,575
Other comprehensive income:
Foreign currency translation adjustment, net of tax	5,281	1,741	(4,778)	3,037	5,281
Unrealized (losses) gains on cash flow hedges, net of tax	—	—	—	—	—
Reclassification adjustment for gains in net income	—	—	—	—	—
Other comprehensive income	5,281	1,741	(4,778)	3,037	5,281
Comprehensive income	$32,856	$26,901	$800	$(27,701)	$32,856

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2011

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net Cash Provided by Operating Activities	$79,205	$26,021	$4,605	$—	$109,831
Investing Activities:
Change in restricted cash	25,013	493	(36)	—	25,470
Purchase of property and equipment	—	(15,170)	(4,274)	—	(19,444)
Proceeds from disposal of property and equipment	—	42	11	—	53
Net cash (used in) provided by investing activities	25,013	(14,635)	(4,299)	—	6,079
Financing Activities:
Issuance of common stock	7,958	—	—	—	7,958
Excess tax benefit from share-based compensation	(1,216)				(1,216)
Purchase of treasury stock and other, net	(5,745)	—	—	—	(5,745)
Debt issuance costs	(1,727)	—	—	—	(1,727)
Conversion of warrants	671	—	—	—	671
Change in intercompany receivable/payable	—	(5,720)	5,720	—	—
Net cash (used in) provided by financing activities	(59)	(5,720)	5,720	—	(59)
Effect of exchange rates on cash and cash equivalents	—	—	(1,957)	—	(1,957)
Net (decrease) increase in cash and cash equivalents	104,159	5,666	4,069	—	113,894
Cash and Cash Equivalents, Beginning of Year	46,012	87,619	37,987	—	171,618
Cash and Cash Equivalents, End of Year	$150,171	$93,285	$42,056	$—	$285,512

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2010
(As Restated)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net Cash Provided by Operating Activities	$204,881	$(168,656)	$25,521	$—	$61,746
Investing Activities:
Change in restricted cash	262,862	(9,008)	(834)	—	253,020
Purchase of i2 Technologies, Inc.	(431,775)	218,348	—	—	(213,427)
Purchase of property and equipment	—	(10,597)	(6,269)	—	(16,866)
Proceeds from disposal of property and equipment	—	603	31	—	634
Net cash (used in) provided by investing activities	(168,913)	199,346	(7,072)	—	23,361
Financing Activities:
Issuance of common stock	14,893	—	—	—	14,893
Excess tax benefit for share-based compensation	278	—	—	—	278
Purchase of treasury stock and other, net	(5,306)	—	—	—	(5,306)
Conversion of warrants	179	—	—	—	179
Change in intercompany receivable/payable	—	9,759	(9,759)	—	—
Net cash (used in) provided by financing activities	10,044	9,759	(9,759)	—	10,044
Effect of exchange rates on cash and cash equivalents	—	—	493	—	493
Net (decrease) increase in cash and cash equivalents	46,012	40,449	9,183	—	95,644
Cash and Cash Equivalents, Beginning of Year	—	47,170	28,804	—	75,974
Cash and Cash Equivalents, End of Year	$46,012	$87,619	$37,987	$—	$171,618

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2009
(As Restated)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net Cash Provided by Operating Activities	$41,187	$47,667	$3,877	$—	$92,731
Investing Activities:
Changes in restricted cash	(287,875)	—	—	—	(287,875)
Purchase of equity interest	—	—	(2,079)	—	(2,079)
Purchase of property and equipment	—	(4,670)	(2,466)	—	(7,136)
Proceeds from disposal of property and equipment	—	35	49	—	84
Net cash (used in) provided by investing activities	(287,875)	(4,635)	(4,496)	—	(297,006)
Financing Activities:
Issuance of common stock	14,849	—	—	—	14,849
Excess tax benefit from share-based compensation	720	—	—	—	720
Purchase of treasury stock and other, net	(6,543)	—	—	—	(6,543)
Redemption of redeemable preferred stock	(28,068)	—	—	—	(28,068)
Proceeds from issuance of long-term debt, net of discount	272,217	—	—	—	272,217
Debt issuance costs	(6,487)	—	—	—	(6,487)
Change in intercompany receivable/payable	—	(6,703)	6,703	—	—
Net cash (used in) provided by financing activities	246,688	(6,703)	6,703	—	246,688
Effect of exchange rates on cash and cash equivalents	—	—	865	—	865
Net (decrease) increase in cash and cash equivalents	—	36,329	6,949	—	43,278
Cash and Cash Equivalents, Beginning of Year	—	10,841	21,855	—	32,696
Cash and Cash Equivalents, End of Year	$—	$47,170	$28,804	$—	$75,974

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Restatement of Previously Issued Financial Statements
On April 10, 2012, the Company concluded that previously issued consolidated financial statements should not be relied upon due to certain revenue recognition adjustments. The Company's decision to restate its consolidated financial statements was based on the results of an internal review of the Company's historical revenue recognition policies and the application of these policies. We have restated the accompanying previously issued consolidated financial statements including the consolidated balance sheet as of December 31, 2010 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the fiscal years ended December 31, 2010 and 2009. Additionally, the unaudited quarterly financial information for each quarter in the fiscal year ended December 31, 2010 and for the first three quarters of fiscal 2011 as shown in Note 21, “Quarterly Financial Data (Unaudited)” of the Notes to Consolidated Financial Statements.

Impact of Corrections on Previously Issued Consolidated Financial Statements

Revenue Related Adjustments:
Certain revenue recognition adjustments were noted during the internal reviews performed by management. Adjustments were primarily related to the following areas within revenue recognition:

•
In the course of our review, we identified software license and associated services agreements that were deemed to be linked but previously accounted for as separate transactions. To correct these items, we have recognized software license revenue for such transactions when the services agreement was executed, which was often the quarter immediately following the time when the license agreement is executed.

•
The restatement reflects our determination that vendor specific objective evidence (“VSOE”) of fair value did not exist for Cloud Services and certain types of consulting arrangements. To correct these items, revenue associated with certain software license agreements and related services was deferred and recognized over the longest period for any undelivered services, often three years, or when VSOE of fair value was obtained, commencing once services began.

Other Adjustments:
In connection with the restatement, the Company also recorded certain aggregated adjustments during the restatement periods that were previously considered immaterial. As part of the restatement, these adjustments have now been reflected in the periods in which the item arose. The Other Adjustment column below also contains the tax effect of the revenue related adjustments and the aggregated adjustments that were previously considered immaterial.
The Company's accompanying Consolidated Financial Statements have been restated to reflect the incremental impact resulting from the restatement adjustments described above, as follows:

Summary of Impact of Restatement Adjustments
	Linking	Cloud Services	Consulting	Other Revenue	Total Revenue Adjustments	Cost of Revenue Adjustments	Other Adjustments	Total Adjustments
	(in thousands)
Cumulative effect on January 1, 2009 opening retained earnings	$(626)	$(4,117)	$(5,786)	$(847)	$(11,376)	$—	$5,848	$(5,528)
Year Ended December 31, 2009	625	2,866	1,898	(221)	5,168	246	(4,178)	1,236
Year Ended December 31, 2010	(4,774)	(13,527)	(5,676)	510	(23,467)	(1,212)	9,102	(15,577)
Total	$(4,775)	$(14,778)	$(9,564)	$(558)	$(29,675)	$(966)	$10,772	$(19,869)

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The $29.7 million of revenue adjustments was recorded into deferred revenue and $19.5 million was recognized into revenue for the year ended December 31, 2011 as follows:

	Linking	Cloud Services	Consulting	Other Revenue	Total Revenue Released
	(in thousands)
Year Ended December 31, 2011	$4,775	$9,309	$5,598	$(192)	$19,490
Remaining Restatement Deferred Revenue, December 31, 2011	$—	$(5,469)	$(3,966)	$(750)	$(10,185)
`
We expect the remaining $10.2 million associated deferred revenue to be recognized into revenue over the next four years.

The following table presents the effect of the restatement adjustments on the consolidated balance sheet:

	December 31, 2010
	As Previously Reported	Adjustments	As Restated
	(In thousands)
Restricted cash — current portion	$34,855	$(729)	$34,126
Accounts receivable, net	102,118	8,924	111,042
Deferred tax assets — current portion	43,753	7,063	50,816
Prepaid expenses and other current assets	27,723	(2,108)	25,615
Total current assets	380,067	13,150	393,217
Restricted cash — long-term portion	—	728	728
Goodwill	226,863	4,514	231,377
Deferred tax assets — long-term portion	255,386	(323)	255,063
Other non-current assets	16,367	345	16,712
Total non-current assets	733,461	5,264	738,725
Total Assets	$1,113,528	$18,414	$1,131,942
Accrued expenses and other liabilities	84,256	3,772	88,028
Deferred revenue — current portion	88,055	27,849	115,904
Total current liabilities	193,403	31,621	225,024
Deferred revenue — long-term portion	9,090	6,385	15,475
Other non-current liabilities	—	284	284
Total non-current liabilities	296,018	6,669	302,687
Total Liabilities	489,421	38,290	527,711
Additional paid-in capital	550,177	997	551,174
Retained earnings	91,732	(19,869)	71,863
Accumulated other comprehensive income	8,980	(1,004)	7,976
Total stockholders’ equity	624,107	(19,876)	604,231
Total liabilities and stockholders’ equity	$1,113,528	$18,414	$1,131,942

The adjustments reflected in the table above include:

•	Adjustments to restricted cash include reclassifications to include a portion in restricted cash-non current.

•	Adjustments to accounts receivables include reclassifications of certain balances that were incorrectly included in other current assets.

•	Deferred tax assets - current portion reflects the impact of the restatement adjustments.

•	Prepaid expenses and other current assets adjustments include reclassifications of accounts receivables and the correction of certain prepaid expenses that were incorrectly recorded.

•	Goodwill includes adjustments related to acquisition-related costs associated with the acquisition of i2.

•	Accrued expenses and other liabilities include adjustments related to royalties, pre-billed maintenance, employee bonuses and acquisition related costs associated with the acquisition of i2.

•	Adjustments to deferred revenue relate to the previously described revenue adjustments.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Adjustments to other long-term liabilities include severance costs associated with the acquisition of i2.

•	Accumulated other comprehensive income adjustments relate to foreign currency translations resulting from the other restatement adjustments.

The following tables present the effect of the restatement adjustments on the consolidated statements of income:

	Year Ended December 31, 2010
	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Software licenses	$109,546	$(18,056)	$91,490
Maintenance services	246,241	(464)	245,777
Product revenues	376,930	(18,520)	358,410
Consulting services	220,417	(4,947)	215,470
Service revenues	240,279	(4,947)	235,332
Total revenues	617,209	(23,467)	593,742
Cost of maintenance services	52,543	(5)	52,538
Cost of product revenues	63,846	(5)	63,841
Cost of consulting services	169,826	1,217	171,043
Cost of service revenues	189,688	1,217	190,905
Total cost of revenues	253,534	1,212	254,746
Gross Profit	363,675	(24,679)	338,996
Product development	72,158	565	72,723
Sales and marketing	91,329	12	91,341
General and administrative	72,299	(187)	72,112
Total operating expenses	317,247	390	317,637
Operating Income	46,428	(25,069)	21,359
Interest income and other, net	(1,683)	205	(1,478)
Income (Loss) Before Income Taxes	23,353	(25,274)	(1,921)
Income tax provision (benefit)	5,635	(9,697)	(4,062)
Net Income	17,718	(15,577)	2,141
Income Applicable to Common Shareholders	$17,718	$(15,577)	$2,141
Basic net income per common share	$0.43	$(0.38)	$0.05
Diluted net income per common share	$0.42	$(0.37)	$0.05

The adjustments reflected in the table above include:

•
Adjustments to software license and consulting services relate to the lack of vendor specific objective evidence for Cloud Services and certain consulting services, identification of linked contracts that should have been accounted for as a single arrangement, and the consideration of platform transfer rights on revenue recognition.

•	Product Development and General and Administrative expense include adjustments for annual employee bonuses, amortization of leasehold improvements and certain accrued liabilities.

•	Adjustments to interest income and other include the correction of a marked-to-market forward contract and minority interest income.

•	Provision for (benefit from) income taxes includes adjustments to deferred tax assets and income tax effects of other restatement adjustments.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2009
	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Software licenses	$84,913	$6,876	$91,789
Maintenance services	179,336	(80)	179,256
Product revenues	268,122	6,796	274,918
Consulting services	107,618	(1,628)	105,990
Service revenues	117,678	(1,628)	116,050
Total revenues	385,800	5,168	390,968
Cost of maintenance services	43,165	(59)	43,106
Cost of product revenues	50,326	(59)	50,267
Cost of consulting services	85,285	(187)	85,098
Cost of service revenues	95,345	(187)	95,158
Total cost of revenues	145,671	(246)	145,425
Gross Profit	240,129	5,414	245,543
Product development	51,318	(103)	51,215
Sales and marketing	66,001	(12)	65,989
General and administrative	47,664	(84)	47,580
Total operating expenses	200,249	(199)	200,050
Operating Income	39,880	5,613	45,493
Interest income and other, net	(1,253)	40	(1,213)
Income Before Income Taxes	39,188	5,573	44,761
Income tax provision	12,849	4,337	17,186
Net Income	26,339	1,236	27,575
Income Applicable to Common Shareholders	$17,746	$1,236	$18,982
Basic net income per common share	$0.51	$0.03	$0.54
Diluted net income per common share	$0.50	$0.04	$0.54

The adjustments reflected in the table above include:

•
Adjustments to software license and consulting services relate to the lack of vendor specific objective evidence for Cloud Services and certain consulting services, identification of linked contracts that should have been accounted for as a single arrangement, and the consideration of platform transfer rights on revenue recognition.

•	Adjustments to product development and general and administrative expense include adjustments for annual employee bonuses.

•	Provision for income taxes includes adjustments to deferred tax assets and income tax effects of other restatement adjustments.

The following tables present the effect of the restatement adjustments on the consolidated statements of other comprehensive income:

	Year Ended December 31, 2010
	As Previously Reported	Adjustments	As Restated
	(In thousands)
Net income	$17,718	$(15,577)	$2,141
Foreign currency translation adjustment, net of tax	5,338	(1,004)	4,335
Other comprehensive income	5,713	(1,003)	4,710
Comprehensive income	23,431	(16,580)	6,851

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2009
	As Previously Reported	Adjustments	As Restated
	(In thousands)
Net income	$26,339	$1,236	$27,575
Foreign currency translation adjustment, net of tax	5,284	(3)	5,281
Other comprehensive income	5,284	(3)	5,281
Comprehensive income	31,623	1,233	32,856

The following tables present the effect of the restatement adjustments on the consolidated statements of cash flows as well as the reclassification of $3.6 million and $3.0 million in 2010 and 2009, respectively, previously recorded as payments of direct costs related to acquisitions in net cash provided by (used in) investing activities to net cash provided by operating activities as these amounts reflect certain acquired lease payments:

	Year Ended December 31, 2010
	As Previously Reported	Adjustments	As Restated
	(In thousands)
Net income	$17,718	$(15,577)	$2,141
Excess tax benefits from stock-based compensation	—	(278)	(278)
Deferred income taxes	(1,949)	(8,655)	(10,604)
Accounts receivable	(2,613)	(3,321)	(5,934)
Prepaid expenses and other assets	(5,138)	2,934	(2,204)
Accounts payable	11,397	542	11,939
Accrued expenses and other liabilities	(4,622)	(1,916)	(6,538)
Deferred revenue	(22,322)	22,845	523
Net cash provided by operating activities	65,172	(3,426)	61,746
Payment of direct costs related to acquisitions	(3,625)	3,625	—
Net cash provided by investing activities	19,736	3,625	23,361
Issuance of common stock	15,370	(477)	14,893
Excess tax benefits for stock-based compensation	—	278	278
Purchase of treasury stock and other, net	(5,127)	(179)	(5,306)
Conversion of warrants	—	179	179
Net cash provided by financing activities	10,243	(199)	10,044
Supplemental Disclosures of Cash Flow Information:
Increase of goodwill recorded in acquisitions	$91,588	$5,741	$97,329

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2009
	As Previously Reported	Adjustments	As Restated
	(In thousands)

Net income	$26,339	$1,236	$27,575
Excess tax benefits from stock-based compensation	—	(720)	(720)
Deferred income taxes	4,242	1,711	5,953
Accounts receivable	9,894	(4,606)	5,288
Prepaid expenses and other assets	(1,403)	102	(1,301)
Accounts payable	4,525	70	4,595
Accrued expenses and other liabilities	1,356	231	1,587
Deferred revenue	4,226	(1,774)	2,452
Net cash provided by operating activities	96,481	(3,750)	92,731
Payment of direct costs related to acquisitions	(5,110)	5,110	—
Purchase of equity interest	—	(2,079)	(2,079)
Net cash used in investing activities	(300,037)	3,031	(297,006)
Excess tax benefits for stock-based compensation	—	720	720
Net cash provided by financing activities	245,968	720	246,688

See also Note 22, “Condensed Consolidating Financial Information,” for a description of the Company's adjustments to its historical presentation of its consolidating financial information.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
JDA SOFTWARE GROUP, INC.

By:	/s/ Hamish N. J. Brewer
Hamish N. J. Brewer President, Chief Executive Officer and Director (Principal Executive Officer)
Date: August 6, 2012
Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 6, 2012:

Signature	Title

/s/ James D. Armstrong	Chairman of the Board
James D. Armstrong

/s/ Hamish N. J. Brewer	President, Chief Executive Officer and Director (Principal Executive Officer)
Hamish N. J. Brewer

/s/ Peter S. Hathaway	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Peter S. Hathaway

/s/ Brian A. Galvin	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)
Brian A. Galvin

/s/ J. Michael Gullard	Director
J. Michael Gullard

/s/ Richard M. Haddrill	Director
Richard M. Haddrill

/s/ Jock Patton	Director
Jock Patton

/s/ Arthur Young	Director
Arthur Young

EXHIBIT INDEX

Exhibit #		Description of Document
3.1	—
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

10.1(1)	—	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, as filed on March 1, 2011).
10.2(1)	—
1996 Stock Option Plan, as amended on March 28, 2003. (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004).

10.3(1)	—
1996 Outside Directors Stock Option Plan and forms of agreement thereunder. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996).

10.4(1)	—
Executive Employment Agreement between James D. Armstrong and JDA Software Group, Inc. dated July 23, 2002, together with Amendment No. 1 effective August 1, 2003 (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 21, 2003, as filed on March 12, 2004).

10.5(1)	—
Amended and Restated Executive Employment Agreement between Hamish N. Brewer and JDA Software Group, Inc. dated September 8, 2009. (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed on March 16, 2010).

10.6(1)	—
1998 Nonstatutory Stock Option Plan, as amended on March 28, 2003. (Incorporated Reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004).

10.7(1)	—	2005 Performance Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 16, 2005, as filed on June 20, 2005).
10.8	—
2008 Employee Stock Purchase Plan, as amended through January 27, 2011. (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, as filed on March 1, 2011).

10.9(2)	—
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

10.10(1)	—
JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 2004. (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004).

10.11(1)	—
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

10.12(1)(3)	—
Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan. (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000).

10.13(1)(3)	—
Form of Nonstatutory Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan. (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000).

10.14(1)(4)	—
Form of Amendment of Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan. (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000).

10.15(1)(5)	—
Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan. (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000).

10.16(1)	—
Form of Restricted Stock Unit Agreement to be used in connection with restricted stock units granted pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 28, 2005, as filed on November 3, 2005).

10.17(1)	—
Standard Form of Restricted Stock Agreement to be used in connection with restricted stock granted pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan. (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 16, 2006).

10.18(1)	—
Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Hamish N. Brewer pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan. (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 16, 2006).

10.19(1)(2)	—
Executive Employment Agreement between Pete Hathaway and JDA Software Group, Inc. dated July 20, 2009. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended September 30, 2009, as filed on December 18, 2009).

10.20(1)(2)	—
Executive Employment Agreement between Jason Zintak and JDA Software Group, Inc. dated August 18, 2009. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, as filed on November 3, 2009).

10.21(1)	—
Separation and Release Agreement between Jason B. Zintak and JDA Software Group, Inc. dated March 30, 2011. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, as filed on May 10, 2011).

10.22(1)	—
Executive Employment Agreement between David King and JDA Software Group, Inc. dated April 26, 2011. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as filed on August 9, 2011).

10.23(1)	—
Executive Employment Agreement between Thomas Dziersk and JDA Software Group, Inc. dated April 26, 2011. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as filed on August 9, 2011).

10.24	—
Exchange and Registration Rights Agreement Between JDA Software Group, Inc. and certain Purchasers represented by Goldman, Sachs & Co. and Wells Fargo Securities, LLC, dated December 10, 2009. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 10, 2009, as filed on December 11, 2009).

10.25	—
Escrow and Security Agreement Between JDA Software Group, Inc. and U.S. Bank National Association dated December 10, 2009. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 10, 2009, as filed on December 11, 2009).

10.26(2)	—
Credit Agreement by and among JDA Software Group, Inc., as Borrower, the Lenders that are signatories thereto and Wells Fargo Capital Finance, LLC, as Agent, dated March 18, 2011. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2011, as filed on December 21, 2011).

10.27(1)		Executive Employment Agreement between G. Michael Bridge and JDA Software Group, Inc. dated as of October 8, 2009.

10.28(1)		Executive Employment Agreement between David Gai and JDA Software Group, Inc. dated as of July 1, 2011.
10.29(1)		Executive Employment Agreement between Brian P. Boylan and JDA Software Group dated as of October 8, 2009.
14.1	—	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004).
21.1	—	Subsidiaries of Registrant. (Filed herewith).
23.1	—	Consent of Independent Registered Public Accounting Firm. (Filed herewith).
31.1	—	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith).
31.2	—	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith).
32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
101.INS(6)		XBRL Instance Document
101.SCH(6)		XBRL Schema Document
101.CAL(6)		XBRL Calculation Linkbase Document
101.DEF(6)		XBRL Definition Linkbase Document
101.LAB(6)		XBRL Labels Linkbase Document
101.PRE(6)		XBRL Presentation Linkbase Document

_______________________________________

(1)	Management contracts or compensatory plans or arrangements covering named executive officers, executive officers or directors of the Company.

(2)	Confidential treatment has been granted as to part of this exhibit.

(3)	Applies to James D. Armstrong.

(4)	Applies to Hamish N. Brewer.

(5)	Applies to Senior Executive Officers with the exception of James D. Armstrong.

(6)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibits 101 hereto are deemed (A) not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and (B) not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.