Form 10-Q
period 2012-03-31
JDA SOFTWARE GROUP INC
filed 2012-08-06
CIK 1006892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 42,811,114 as of July 31, 2012

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Restatement

As described in JDA Software Group, Inc. (“we,” “JDA,” or the “Company)'s Annual Report on Form 10-K for the year ended December 31, 2011, we have restated our financial statements and other information. For further discussion of the effects of the restatement, see Part 1, Item 1, “Financial Statements,” Note 14, “Restatement of Previously Issued Financial Statements,” to our Condensed Consolidated Financial Statements, Item 2, “Management's Discussion and Analysis of Results of Operations and Financial Condition,” and Item 4, “Controls and Procedures.”

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$337,382	$285,512
Restricted cash — current portion	3,315	8,733
Accounts receivable, net	131,953	114,778
Deferred tax assets — current portion	33,412	32,063
Prepaid expenses and other current assets	27,117	24,584
Total current assets	533,179	465,670
Non-Current Assets:
Restricted cash — long-term portion	712	652
Property and equipment, net	52,158	52,541
Goodwill	231,377	231,377
Other intangibles, net	130,650	141,882
Deferred tax assets — long-term portion	256,344	258,271
Other non-current assets	20,491	20,565
Total non-current assets	691,732	705,288
Total Assets	$1,224,911	$1,170,958
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,378	$7,740
Accrued expenses and other liabilities	76,226	73,111
Deferred revenue — current portion	142,636	108,217
Total current liabilities	227,240	189,068
Non-Current Liabilities:
Long-term debt	273,347	273,210
Accrued exit and disposal obligations	3,595	3,926
Liability for uncertain tax positions	4,144	4,098
Deferred revenue — long-term portion	7,402	8,115
Other non-current liabilities	3,360	1,368
Total non-current liabilities	291,848	290,717
Total Liabilities	519,088	479,785
Stockholders’ Equity:
Common stock	450	449
Additional paid-in capital	576,260	571,593
Retained earnings	159,250	154,551
Accumulated other comprehensive income (loss)	3,119	(2,454)
Treasury stock	(33,256)	(32,966)
Total stockholders’ equity	705,823	691,173
Total Liabilities and Stockholders’ Equity	$1,224,911	$1,170,958

 See notes to Condensed Consolidated Financial Statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data, unaudited)

	Three Months Ended
	March 31,
	2012	2011
		As Restated (1)
REVENUES:
Software licenses	$25,393	$35,644
Subscriptions and other recurring revenues	4,032	4,994
Maintenance services	66,713	64,782
Product revenues	96,138	105,420
Consulting services	60,489	57,378
Reimbursed expenses	5,559	4,720
Service revenues	66,048	62,098
Total revenues	162,186	167,518
COST OF REVENUES:
Cost of software licenses	908	949
Amortization of acquired software technology	1,702	1,834
Cost of maintenance services	13,922	13,986
Cost of product revenues	16,532	16,769
Cost of consulting services	45,902	46,301
Reimbursed expenses	5,559	4,720
Cost of service revenues	51,461	51,021
Total cost of revenues	67,993	67,790
GROSS PROFIT	94,193	99,728
OPERATING EXPENSES:
Product development	19,120	20,092
Sales and marketing	24,886	26,240
General and administrative	24,819	22,359
Amortization of intangibles	9,530	9,718
Restructuring charges	2,219	542
Litigation settlement	—	(37,500)
Total operating expenses	80,574	41,451
OPERATING INCOME	13,619	58,277
Interest expense and amortization of loan fees	6,417	6,211
Interest income and other, net	(292)	(1,233)
INCOME BEFORE INCOME TAXES	7,494	53,299
Income tax provision	2,795	5,186
NET INCOME	$4,699	$48,113
Basic net income per common share	$0.11	$1.14
Diluted net income per common share	$0.11	$1.13
Shares used in computing basic net income per common share	42,758	42,133
Shares used in computing diluted net income per common share	42,900	42,607

(1) As restated - See Note 14 “Restatement of Previously Issued Financial Statements” of Notes to Condensed Consolidated Financial Statements.
See notes to Condensed Consolidated Financial Statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended March 31,
	2012	2011
		As Restated (1)
Net income	$4,699	$48,113
Other comprehensive income:
Foreign currency translation gains, net of tax	2,586	1,269
Unrealized gains on cash flow hedges, net of tax	1,700	165
Reclassification adjustment for losses in net income	1,287	24
Other comprehensive income	5,573	1,458
Comprehensive income	$10,272	$49,571

(1) As restated - See Note 14 “Restatement of Previously Issued Financial Statements” of Notes to Condensed Consolidated Financial Statements.
See notes to Condensed Consolidated Financial Statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2012	2011
		As Restated (1)
Operating Activities:
Net income	$4,699	$48,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,900	14,916
Provision for doubtful accounts	2	—
Amortization of loan fees	616	501
Net gain on disposal of property and equipment	(18)	(5)
Stock-based compensation	2,889	5,573
Deferred income taxes	579	4,591
Changes in operating assets and liabilities:
Accounts receivable	(16,180)	(33,197)
Prepaid expenses and other assets	(2,871)	(6,528)
Accounts payable	466	(9,322)
Accrued expenses and other liabilities	8,122	2,594
Deferred revenue	35,662	31,980
Net cash provided by operating activities	48,866	59,216
Investing Activities:
Change in restricted cash	5,358	458
Purchase of property and equipment	(3,000)	(2,997)
Proceeds from disposal of property and equipment	139	26
Net cash provided by (used in) investing activities	2,497	(2,513)
Financing Activities:
Issuance of common stock	1,780	2,678
Purchase of treasury stock	(290)	(3,222)
Debt issuance costs	—	(1,656)
Net cash provided by (used in) financing activities	1,490	(2,200)
Effect of exchange rates on cash and cash equivalents	(983)	1,059
Net increase in cash and cash equivalents	51,870	55,562
Cash and Cash Equivalents, Beginning of Period	285,512	171,618
Cash and Cash Equivalents, End of Period	$337,382	$227,180
Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$1,953	$3,634
Cash paid for interest	$100	$—
Cash received for income tax refunds	$452	$743

(1) As restated - See Note 14 “Restatement of Previously Issued Financial Statements” of Notes to Condensed Consolidated Financial Statements.
See notes to Condensed Consolidated Financial Statements.

JDA SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with the FASB Standard Accounting Codification ("Codification"), which is the authoritative source of generally accepted accounting principles ("GAAP") for nongovernmental entities in the United States. The interim financial statements do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.
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
There have been no significant changes to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 that have had a significant impact on our Condensed Consolidated Financial Statements or notes thereto.

2. Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). This ASU amends current fair value measurement and disclosure guidance to include increased transparency around valuation input and investment categorization, particularly for level 3 fair value measurements. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption not permitted. The Company's fair value of its 8% Senior Notes due 2014 (the "Senior Notes") is derived using quoted prices for similar liabilities in active markets (Level 2 inputs) and it does not currently have Level 3 measurements; therefore, the adoption of ASU 2011-04 did not have a material impact on our Condensed Consolidated Financial Statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which simplifies how an entity tests goodwill for impairment. The standard permits an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Accordingly, an entity will no longer be required to calculate the fair value of a reporting unit in the step one test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. ASU 2011-08 is effective for our annual goodwill impairment assessment for the fiscal year ended December 31, 2012 and is not expected have an impact on our Condensed Consolidated Financial Statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"), to require entities to disclose information about offsetting and related arrangements of financial and derivative instruments. ASU 2011-11 is effective for the fiscal year ended December 31, 2013 and is not expected to have an impact on our Condensed Consolidated Financial Statements as the Company does not currently have a master netting or similar arrangement with respect to our derivative instruments.

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
Cash Flow Hedges
The Company hedges a portion of anticipated operating expenses denominated in the Indian rupee with forward exchange contracts that have maturities of twelve months or less and are designated as hedging instruments. The forward exchange contracts are marked-to-market at the end of each reporting period, using quoted prices for similar assets or liabilities in active markets (Level 2 inputs). The effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.
The forward contract receivables (payables) are included in the Condensed Consolidated Balance Sheets under the captions "Prepaid expenses and other current assets" and "Accrued expenses and other liabilities" as applicable. The notional values represent the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. Net foreign currency exchange gains (losses) are included in the Condensed Consolidated Statements of Income under the caption "Interest income and other, net."
Derivative Instruments in the Condensed Consolidated Balance Sheets
The gross notional and fair value of derivative financial instruments in the Condensed Consolidated Balance Sheets were recorded as follows:

	March 31, 2012			December 31, 2011
	Gross Notional	Prepaid Expenses and Other Current Assets	Accrued Expenses and Other Liabilities	Gross Notional	Prepaid Expenses and Other Current Assets	Accrued Expenses and Other Liabilities
Foreign currency forward contract not designated as hedging instruments	$51,955	$122	$901	$64,451	$—	$364
Foreign currency forward contract designated as hedging instruments	$32,502	$—	$774	$42,373	$—	$4,046
Effects of Derivative Instruments on Income and Other Comprehensive Income
The before-tax effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011 were as follows:

	Gain (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
	Location	2012	2011
Foreign exchange contracts not designated as hedges	Interest income and other, net	$592	$1,114

The before-tax effect of derivative instruments in cash flow hedging for the three months ended March 31, 2012 and 2011 were as follows:

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)			Gain (Loss) Recognized in Income Derivative (Ineffective portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2012	2011	Location	2012	2011	Location	2012	2011

Foreign exchange contracts designated as hedges	$1,700	$165	General and administration	$(1,287)	$(24)	Interest income and other, net	$665	$349
4. Goodwill and Other Intangibles, net
Goodwill consists of the following:

	March 31, 2012	December 31, 2011
Gross goodwill	$241,090	$241,090
Accumulated impairment losses	(9,713)	(9,713)
Goodwill, net	$231,377	$231,377
Other identifiable intangibles consist of the following:

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer-based	$257,983	$(164,133)	$93,850	$257,983	$(155,318)	$102,665
Technology-based	90,147	(61,451)	28,696	90,147	(59,749)	30,398
Marketing-based	19,491	(11,387)	8,104	19,491	(10,672)	8,819
Other amortized intangible assets, net	$367,621	$(236,971)	$130,650	$367,621	$(225,739)	$141,882

Goodwill. We had no indication of impairment of our goodwill balances during the three months ended March 31, 2012 and, absent future indicators of impairment, the next annual impairment test will be performed in fourth quarter 2012. As of March 31, 2012, the goodwill balance has been allocated to our reporting units as follows: $227.7 million to Supply Chain and $3.7 million to Pricing and Revenue Management.
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

Amortization expense is reported in the Condensed Consolidated Statements of Income within cost of revenues under the caption "Amortization of acquired software technology" and in operating expenses under the caption "Amortization of intangibles." As of March 31, 2012 we expect amortization expense for the remainder of 2012 and thereafter to be as follows:

Amortization
For the Year Ending December 31,	Expense
2012, remainder thereof	$33,698
2013	44,240
2014	27,352
2015	13,006
2016	11,489
Thereafter	865
Total	$130,650

5. Restructuring Reserves

2012 Restructuring Plan
We expect to record restructuring charges of approximately $2.4 million during fiscal 2012 to re-align certain areas of our services group and some other administrative positions to a more central strategy. During the three months ending March 31, 2012 we have incurred $2.2 million of restructuring charges related to employee termination benefits and severance and expect to incur the remaining estimated charges of $0.2 by the end of the year. As of March 31, 2012 approximately $1.0 million of costs associated with these restructuring charges have been paid and $1.2 million is included under the caption "Accrued expenses and other liabilities" and we expect to pay these costs by December 31, 2012.
A summary of the restructuring charges is as follows:

	Initial	Cash	Non-Cash	Impact of Changes in Exchange	Balance
Description of charge	Reserve	Charges	Settlements	Rates	March 31, 2012
Employee severance and termination benefits	$2,225	$(1,023)	$—	$26	$1,228
2010 Restructuring Plan
We recorded restructuring charges of $19.5 million in 2010 and $1.6 million in 2011 primarily for termination benefits, office closures and contract terminations associated with the acquisition of i2 Technologies, Inc. ("i2") and the continued transition of additional on-shore activities to our Center of Excellence facilities. The charges include $14.9 million for termination benefits related to a workforce reduction of approximately 200 employees primarily in general and administrative, sales and marketing and product development positions primarily in the Americas. In addition, the charges include $6.2 million for estimated costs to close and integrate redundant office facilities and for the integration of information technology and termination of certain i2 contracts that have no future economic benefit to the Company and are incremental to the other costs that will be incurred by the combined Company. As of March 31, 2012, approximately $17.7 million of the costs associated with these restructuring charges have been paid, $1.7 million is included under the caption "Accrued expenses and other liabilities" and $0.6 million is included under the caption "Accrued exit and disposal obligations".

A summary of the restructuring charges is as follows:

	Initial	Additions	Cash	Non-Cash	Impact of Changes in Exchange	Balance	Additions	Cash	Non-Cash	Impact of Changes in Exchange	Balance
Description of charge	Reserve	to Reserves	Charges	Settlements	Rates	December 31, 2011	to Reserves	Charges	Settlements	Rates	March 31, 2012
Termination benefits	$14,098	$826	$(14,990)	$—	$73	$7	$1	$(8)	$—	$—	$—
Office closures and other restructuring	5,380	789	(2,652)	(996)	70	2,591	1	(77)	(135)	11	2,391
Total	$19,478	$1,615	$(17,642)	$(996)	$143	$2,598	$2	$(85)	$(135)	$11	$2,391

The balance in the reserve for office closures is primarily related to redundant office facility leases in Dallas, Texas and the United Kingdom and will be reduced as payments are made over the related lease terms that extend through 2014.

6. Acquisition Reserves
We recorded initial acquisition reserves of $47.4 million for restructuring charges and other direct costs associated with the acquisition of Manugistics in 2006. The restructuring charges were primarily related to facility closures, employee severance and termination benefits and other direct costs associated with the acquisition, including investment banker fees, change-in-control payments, and legal and accounting costs. The unused portion of the acquisition reserves at March 31, 2012 includes $2.2 million of current liabilities under the caption "Accrued expenses and other liabilities" and $3.0 million of non-current liabilities under the caption "Accrued exit and disposal obligations."
A summary of the charges and adjustments recorded against the reserves is as follows:

	Initial	Adjustments	Cash	Impact of Changes in Exchange	Balance	Additions	Cash	Impact of Changes in Exchange	Balance
Description of charge	Reserve	to Reserves	Charges	Rates	December 31, 2011	to Reserves	Charges	Rates	March 31, 2012
Acquisition reserves:
Office closures, lease termination and sublease costs	$29,212	$651	$(22,837)	$(862)	$6,164	$—	$(888)	$4	$5,280
Employee severance and termination benefits	3,607	(840)	(2,842)	75	—	—	—	—	—
IT projects, contract termination penalties, capital lease buyouts and other costs to exits activities of Manugistics	1,450	222	(1,672)	—	—	—	—	—	—
	34,269	33	(27,351)	(787)	6,164	—	(888)	4	5,280
Direct costs:	13,125	6	(13,131)	—	—	—	—	—	—
Total	$47,394	$39	$(40,482)	$(787)	$6,164	$—	$(888)	$4	$5,280
The balance in the reserve for office closures, lease termination and sublease costs is primarily related to office facility leases in Rockville, Maryland and the United Kingdom and will be reduced as payments are made over the related lease terms that extend through 2018.
In 2010 in connection with our acquisition of i2, we assumed an unfavorable lease of $1.2 million for the Dallas, Texas office which was recorded in the purchase price allocation at December 31, 2011. As of March 31, 2012, $0.3 million remains in current liabilities under the caption of "Accrued expenses and other liabilities" and $0.3 million remains in non-current liabilities under the caption "Accrued exit and disposal obligations."

7. Long-term Debt
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
The Senior Notes have a five-year term and mature on December 15, 2014. Interest is computed on the basis of a 360-day year composed of twelve 30-day months, and is payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2010. In connection with the failure to timely file the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and this Quarterly Report on Form 10-Q, we elected to pay an additional 50 basis points per annum of interest on the Senior Notes to gain forbearance under the terms of our Indenture, dated as of December 10, 2009, by and among the Company, the guarantors thereto, and U.S. Bank National Association, as trustee (the "Indenture"), governing the Senior Notes. The period during which we were required to pay additional interest on the Senior Notes began on June 1, 2012 and ended August 6, 2012. During this period, we have incurred approximately $0.3 million in additional interest on the Senior Notes. The obligations under the Senior Notes are fully and unconditionally guaranteed on a senior basis by substantially all of our existing and future domestic subsidiaries (including, following the merger, i2 and its domestic subsidiaries).
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
The fair value using quoted prices for similar liabilities in active markets (Level 2 inputs) of the Senior Notes was $297.0 million and $296.3 million, respectively, at March 31, 2012 and December 31, 2011.

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
The failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and this Quarterly Report on Form 10-Q caused us to be in nonpayment default under our Credit Agreement. We obtained waivers under our Credit Agreement with respect to these defaults, which will be cured by this filing.

8. Legal Proceedings
i2 Technologies, Inc. v. Oracle Corporation
On April 29, 2009, i2 filed a lawsuit for patent infringement against Oracle Corporation (NASDAQ: ORCL). The lawsuit, filed in the United States District Court for the Eastern District of Texas, Tyler Division (No. 6:09-cv-194-LED) alleged infringement of 11 patents related to supply chain management, available to promise software and other enterprise software applications. On April 22, 2010, Oracle filed counterclaims against i2 and JDA Software Group, Inc. (of which i2 is now a wholly-owned subsidiary) alleging the infringement by i2 of four Oracle patents. On February 25, 2011, the Company, i2 and Oracle Corporation entered into a settlement agreement. Under the settlement agreement, the parties entered into a cross-license arrangement and dismissed with prejudice their respective litigation claims related to the patent infringement dispute. In addition, the Company received a one-time cash payment of $35.0 million from Oracle Corporation, as well as a $2.5 million license and technical support credit from Oracle Corporation that must be used by the Company within two years. The Company recorded the settlement in the first quarter of 2011.
Sky Technologies LLC v. JDA Software Group, et al.
On May 11, 2011, Sky Technologies LLC (“Sky”) filed a  lawsuit for patent infringement against the Company and a number of other entities, including Microsoft, Siemens and Dassault Systemes, in the United States District Court for the District of Massachusetts (No. 6:11-cv-10833-WGY), alleging infringement of a number of patents. Sky amended its complaint on October 17, 2011 to add additional claims. In response to the amended complaint, on October 17, 2011, the Company filed counterclaims against Sky, alleging that Sky breached the terms of a Settlement and License Agreement entered into between Sky and i2 Technologies, Inc. in 2005.  The Company recorded an accrual of $4.0 million in fiscal 2011 as it believed this to be its best estimate of the probable loss.
On April 5, 2012, the Company and Sky entered into a settlement agreement. The terms of the settlement agreement included the following: (i) the Company would pay $4.0 million to Sky by April 12, 2012; (ii) dismissal with prejudice of all legal proceedings related to the litigation, (iii) mutual releases and covenants not to sue; and (iv) Sky granting a license to the Company of Sky's patents.
Beaver County Retirement Fund v JDA Software Group Inc, C.A. No. 7446-ML
On April 20, 2012, Beaver County Retirement Fund, a stockholder of the Company, commenced an action in the Delaware Court of Chancery (C.A. No. 7446-ML) seeking access to certain books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law. On May 15, 2012, the Company filed a motion to dismiss the complaint for failure to state a claim upon which relief could be granted. To date, no briefing schedule on the Company's motion to dismiss has been set by the Court of Chancery. We believe that the ultimate outcome of the lawsuit will not result in a material adverse effect on our financial condition, results of operations or cash flows.
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
In August 2012, the Board approved a stock-based incentive program for 2012 ("2012 Performance Program"). The 2012 Performance Program provides for the issuance of contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we are able to achieve a defined adjusted EBITDA performance threshold goal in 2012. A partial pro-rata issuance of performance share awards will be made if we achieve a minimum adjusted EBITDA performance threshold. The 2012 Performance Program initially provides for the issuance of up to approximately $18.4 million of targeted value of contingently issuable performance share awards. The performance share awards will vest 50% on the date in 2013 that the Company issues its 2012 audited financial statements with one-half of the remaining 50% vesting on each of the next two anniversaries of the initial vest date. Our performance against the defined performance threshold goal will be evaluated on a quarterly basis throughout 2012 and share-based compensation will be recognized over the requisite service periods that run from the date of board approval through February 2015. Because the 2012 Performance Program was not yet approved during the three months ended March 31, 2012, the Company has not yet recorded any associated share-based compensation expense.

The Company has recognized stock-based compensation as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Cost of maintenance services	$172	$167
Cost of consulting services	458	664
Product development	456	692
Sales and marketing	713	1,441
General and administrative	1,090	2,609
Total stock-based compensation expense	$2,889	$5,573

10. Income Taxes
For the three months ended March 31, 2012, income taxes were calculated using the liability method. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted by any discrete events, which are reported in the period in which they occur. This estimate is re-evaluated each quarter based on our estimated tax expense for the year.
We recorded an income tax provision of $2.8 million and $5.2 million for the three months ended March 31, 2012 and 2011, respectively, representing effective income tax rates of 37.3% and 9.7%, respectively. Our effective income tax rate during the three months ended March 31, 2012 differs from our statutory rate of 35% primarily due to the mix of revenue by jurisdiction and state income taxes (net of federal benefit). Our effective income tax rate during the three months ended March 31, 2011 differs from our statutory rate of 35% primarily due to the mix of revenue by jurisdiction, state income taxes (net of federal benefit) and the tax benefits related to a specified tax deduction that offsets a substantial portion of our litigation settlements.
As of March 31, 2012 approximately $7.4 million of unrecognized tax benefits would impact our effective tax rate if recognized. It is reasonably possible that approximately $0.2 million of unrecognized tax benefits will be recognized within the next twelve months. We have recorded a valuation allowance against the Arizona research and development credit, certain state net operating losses and certain foreign tax attribute carryforwards as we do not expect to be able to utilize them prior to their expiration.
We treat interest and penalties related to uncertain tax positions as a component of income tax expense. We have accrued interest and penalties related to uncertain tax positions of $0.0 million and $0.3 million in the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011 there are approximately $3.1 million and $3.1 million, respectively, of interest and penalty accruals related to uncertain tax positions which are reflected in the Condensed Consolidated Balance Sheet. To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision.
We conduct business globally and, as a result, JDA Software Group, Inc. or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subjected to examination by taxing authorities throughout the world, including significant jurisdictions in the United States, India and the United Kingdom. We are currently under audit in the U.S. for the 2010 and 2011 tax years. Audits are in process in India covering multiple years. The finalization of these audits has not yet occurred. However, we do not anticipate any material adjustments.
JDA Software Group, Inc. has participated in the Compliance Audit Assurance Program ("CAP") since 2007. The Internal Revenue Service has completed their review of our tax returns for 2009 and prior years. No material adjustments effecting tax expense have been made as a result of these examinations.

11. Earnings per Share
The dilutive effect of all outstanding stock options and unvested restricted stock units and performance share awards is included in the diluted earnings per share calculations using the treasury stock method. In addition, contingently issuable restricted stock units or performance share awards for which all necessary conditions had not been met have been excluded from the calculation. Diluted earnings per share applicable to common shareholders excludes vested options for the purchase of common stock that have grant prices in excess of the average market price, or which are otherwise anti-dilutive. For the three months ended March 31, 2012 and 2011, respectively, less than 0.1 million shares were excluded from the calculation of diluted earnings per share applicable to common shareholder calculations, as these shares relate to anti-dilutive stock options and restricted stock-

based awards as calculated using the treasury stock method and could be dilutive in the future.
Earnings per share for three months ended March 31, 2012 and 2011 are calculated as follows:

	Three Months Ended
	March 31,
	2012	2011
Numerator:
Net income	$4,699	$48,113
Denominator:
Shares used in computing basic earnings per share	42,758	42,133
Dilutive common stock equivalents	142	474
Shares used in computing diluted earnings per share	42,900	42,607
Basic earnings per share	$0.11	$1.14
Diluted earnings per share	$0.11	$1.13

12. Segment Information
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

A summary of the revenues, income before income taxes and depreciation attributable to each of these reportable business segments for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011
Revenues:
Supply Chain	$156,839	$163,205
Pricing and Revenue Management	5,347	4,313
	$162,186	$167,518
Income (Loss) Before Income Taxes:
Supply Chain	$50,252	$53,783
Pricing and Revenue Management	(65)	(387)
Other (see below)	(42,693)	(97)
	$7,494	$53,299
Depreciation:
Supply Chain	$3,585	$3,259
Pricing and Revenue Management	83	105
	$3,668	$3,364
Other:
General and administrative	$24,819	$22,359
Amortization of intangible assets	9,530	9,718
Restructuring charge and adjustments to acquisition-related reserves	2,219	542
Litigation settlement	—	(37,500)
Interest expense and amortization of loan fees	6,417	6,211
Interest income and other, net	(292)	(1,233)
	$42,693	$97
Income before income taxes in the Supply Chain and Pricing and Revenue Management reportable business segments includes direct expenses for software licenses, maintenance services, service revenues, and product development expenses, as well as allocations for sales and marketing expenses, occupancy costs, depreciation expense and amortization of acquired software technology. The "Other" caption includes general and administrative expenses and other charges that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segment.

13. Condensed Consolidating Financial Information
Pursuant to the Indenture governing the Senior Notes detailed in Note 10 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, the Company's obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by substantially all of its existing and future domestic subsidiaries. Pursuant to Regulation S-X, Section 210.3-10(f), the Company is required to present condensed consolidating financial information for subsidiaries that have guaranteed the debt of a registrant issued in a public offering, where the guarantee is full and unconditional, joint and several, and where the voting interest of the subsidiary is 100% owned by the registrant.
The following tables present the Condensed Consolidating Balance Sheets as of March 31, 2012 and December 31, 2011, the Condensed Consolidating Statements of Income for the three months ended March 31, 2012 and 2011, the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011 and the Condensed Consolidating Statements of Cash Flow for the three months ended March 31, 2012 and 2011 for (i) JDA Software Group, Inc. - the parent company and issuer of the Senior Notes, (ii) the guarantor subsidiaries on a combined basis, (iii) the non-guarantor subsidiaries on a combined basis, (iv) elimination adjustments, and (v) total consolidating amounts. In connection with the restatement of our historical results as described in Note 14, “Restatement of Previously Issued Financial Statements,” the Company also made the following adjustments to its historical presentation of its consolidating financial information: (i) movement of cash and restricted cash from the Guarantor Subsidiaries column to the JDA Software Group, Inc. column to reflect the underlying ownership of the cash, (ii) movement of portion of the intercompany accounts cash flows amongst the columns to reflect the underlying ownership of the intercompany accounts, (iii) movement of the payments of direct costs from acquisitions from investing activities on the cash flow statement to operating activities to align with the restated Consolidated Statements of Cash Flows and (iv) movement of the effect of exchange rates on cash and cash equivalents from the Guarantor Subsidiaries column to the Non-Guarantor Subsidiaries column on the cash flow statement to reflect the effect of translation amounts. The condensed consolidating financial information should be read in conjunction with the Condensed Consolidated Financial Statements herein as well as in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on form 10-K for the year ended December 31, 2011.

Unaudited Condensed Consolidating Balance Sheets
March 31, 2012
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$150,225	$126,571	$60,586	$—	$337,382
Restricted cash — current portion	—	3,113	202	—	3,315
Account receivable, net	—	108,096	23,857	—	131,953
Deferred tax assets — current portion	—	28,951	4,461	—	33,412
Prepaid expenses and other current assets	2,499	15,388	9,230	—	27,117
Total current assets	152,724	282,119	98,336	—	533,179
Non-Current Assets:
Restricted cash — long-term portion	—	—	712	—	712
Property and equipment, net	—	45,271	6,887	—	52,158
Goodwill	—	231,377	—	—	231,377
Other intangibles, net	—	130,650	—	—	130,650
Deferred tax assets — long-term portion	—	250,496	5,848	—	256,344
Other non-current assets	5,057	1,052	14,382	—	20,491
Investment in subsidiaries	247,271	15,774	—	(263,045)	—
Inter-company accounts	581,370	(576,189)	(5,181)	—	—
Total non-current assets	833,698	98,431	22,648	(263,045)	691,732
Total Assets	$986,422	$380,550	$120,984	$(263,045)	$1,224,911
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$6,700	$1,678	$—	$8,378
Accrued expenses and other liabilities	7,252	39,813	29,161	—	76,226
Deferred revenue — current portion	—	125,355	17,281	—	142,636
Total current liabilities	7,252	171,868	48,120	—	227,240
Non-Current Liabilities:
Long-term debt	273,347	—	—	—	273,347
Accrued exit and disposal obligations	—	920	2,675	—	3,595
Liability for uncertain tax positions	—	1,704	2,440	—	4,144
Deferred revenue — long-term portion	—	7,109	293	—	7,402
Other non-current liabilities	—	2,940	420	—	3,360
Total non-current liabilities	273,347	12,673	5,828	—	291,848
Total Liabilities	280,599	184,541	53,948	—	519,088
Stockholders’ Equity	705,823	196,009	67,036	(263,045)	705,823
Total Liabilities and Stockholders’ Equity	$986,422	$380,550	$120,984	$(263,045)	$1,224,911

Condensed Consolidating Balance Sheets
December 31, 2011
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$150,171	$93,285	$42,056	$—	$285,512
Restricted cash — current portion	—	8,515	218	—	8,733
Account receivable, net	—	89,656	25,122	—	114,778
Deferred tax assets — current portion	—	27,543	4,520	—	32,063
Prepaid expenses and other current assets	9,362	45	15,177	—	24,584
Total current assets	159,533	219,044	87,093	—	465,670
Non-Current Assets:
Restricted cash — long-term portion	—	—	652	—	652
Property and equipment, net	—	45,920	6,621	—	52,541
Goodwill	—	231,377	—	—	231,377
Other intangibles, net	—	141,882	—	—	141,882
Deferred tax assets — long-term portion	—	252,469	5,802	—	258,271
Other non-current assets	5,536	1,047	13,982	—	20,565
Investment in subsidiaries	235,908	41,030	—	(276,938)	—
Inter-company accounts	568,429	(580,202)	11,773	—	—
Total non-current assets	809,873	133,523	38,830	(276,938)	705,288
Total Assets	$969,406	$352,567	$125,923	$(276,938)	$1,170,958
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$5,954	$1,786	$—	$7,740
Accrued expenses and other liabilities	5,023	36,986	31,102	—	73,111
Deferred revenue — current portion	—	84,237	23,980	—	108,217
Total current liabilities	5,023	127,177	56,868	—	189,068
Non-Current Liabilities:
Long-term debt	273,210	—	—	—	273,210
Accrued exit and disposal obligations	—	1,142	2,784	—	3,926
Liability for uncertain tax positions	—	1,645	2,453	—	4,098
Deferred revenue — long-term portion	—	7,804	311	—	8,115
Other non-current liabilities	—	588	780	—	1,368
Total non-current liabilities	273,210	11,179	6,328	—	290,717
Total Liabilities	278,233	138,356	63,196	—	479,785
Stockholders’ Equity	691,173	214,211	62,727	(276,938)	691,173
Total Liabilities and Stockholders’ Equity	$969,406	$352,567	$125,923	$(276,938)	$1,170,958

Unaudited Condensed Consolidating Statements of Income
Three Months Ended March 31, 2012
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Software licenses	$—	$25,271	$122	$—	$25,393
Subscriptions and other recurring revenues	—	4,032	—	—	4,032
Maintenance services	—	54,119	12,594	—	66,713
Product revenues	—	83,422	12,716	—	96,138
Consulting services	—	42,304	18,185	—	60,489
Reimbursed expenses	—	3,712	1,847	—	5,559
Service revenues	—	46,016	20,032	—	66,048
Total revenues	—	129,438	32,748	—	162,186
COST OF REVENUES:
Cost of software licenses	—	908	—	—	908
Amortization of acquired software technology	—	1,702	—	—	1,702
Cost of maintenance services	—	8,611	5,311	—	13,922
Cost of product revenues	—	11,221	5,311	—	16,532
Cost of consulting services	—	30,253	15,649	—	45,902
Reimbursed expenses	—	3,712	1,847	—	5,559
Cost of service revenues	—	33,965	17,496	—	51,461
Total cost of revenues	—	45,186	22,807	—	67,993
GROSS PROFIT	—	84,252	9,941	—	94,193
OPERATING EXPENSES:
Product development	—	12,098	7,022	—	19,120
Sales and marketing	—	16,166	8,720	—	24,886
General and administrative	1,287	19,359	4,173	—	24,819
Amortization of intangibles	—	9,530	—	—	9,530
Restructuring charges	—	335	1,884	—	2,219
Total operating expenses	1,287	57,488	21,799	—	80,574
OPERATING INCOME (LOSS)	(1,287)	26,764	(11,858)	—	13,619
Interest expense and amortization of loan fees	6,216	161	40	—	6,417
Interest income and other, net	(926)	16,567	(15,933)	—	(292)
Income tax provision	(2,499)	4,111	1,183	—	2,795
Equity in earnings of subsidiaries, net	8,777	1,550	—	(10,327)	—
NET INCOME (LOSS)	$4,699	$7,475	$2,852	$(10,327)	$4,699

Unaudited Condensed Consolidating Statements of Income
Three Months Ended March 31, 2011
(As Restated)
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Software licenses	$—	$35,644	$—	$—	$35,644
Subscriptions and other recurring revenues	—	4,994	—	—	4,994
Maintenance services	—	45,510	19,272	—	64,782
Product revenues	—	86,148	19,272	—	105,420
Consulting services	—	40,744	16,634	—	57,378
Reimbursed expenses	—	2,903	1,817	—	4,720
Service revenues	—	43,647	18,451	—	62,098
Total revenues	—	129,795	37,723	—	167,518
COST OF REVENUES:
Cost of software licenses	—	949	—	—	949
Amortization of acquired software technology	—	1,834	—	—	1,834
Cost of maintenance services	—	9,001	4,985	—	13,986
Cost of product revenues	—	11,784	4,985	—	16,769
Cost of consulting services	—	30,234	16,067	—	46,301
Reimbursed expenses	—	2,903	1,817	—	4,720
Cost of service revenues	—	33,137	17,884	—	51,021
Total cost of revenues	—	44,921	22,869	—	67,790
GROSS PROFIT	—	84,874	14,854	—	99,728
OPERATING EXPENSES:
Product development	—	12,725	7,367	—	20,092
Sales and marketing	—	16,283	9,957	—	26,240
General and administrative	—	18,908	3,451	—	22,359
Amortization of intangibles	—	9,718	—	—	9,718
Restructuring charges	—	283	259	—	542
Litigation settlement	—	(37,500)	—	—	(37,500)
Total operating expenses	—	20,417	21,034	—	41,451
OPERATING INCOME (LOSS)	—	64,457	(6,180)	—	58,277
Interest expense and amortization of loan fees	6,045	96	70	—	6,211
Interest income and other, net	(401)	9,743	(10,575)	—	(1,233)
Income tax provision	(2,145)	5,909	1,422	—	5,186
Equity in earnings of subsidiaries, net	51,612	(13,434)	—	(38,178)	—
NET INCOME (LOSS)	$48,113	$35,275	$2,903	$(38,178)	$48,113

Unaudited Condensed Consolidating Statements of Comprehensive Income
Three Months Ended March 31, 2012

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net income	$4,699	$7,475	$2,852	$(10,327)	$4,699
Other comprehensive income:
Foreign currency translation adjustment, net of tax	2,586	1,114	1,600	(2,714)	2,586
Unrealized (losses) gains on cash flow hedges, net of tax	1,700	—	—	—	1,700
Reclassification adjustment for gains in net income	1,287	—	—	—	1,287
Other comprehensive income	5,573	1,114	1,600	(2,714)	5,573
Comprehensive income	$10,272	$8,589	$4,452	$(13,041)	$10,272

Unaudited Condensed Consolidating Statements of Comprehensive Income
Three Months Ended March 31, 2011
(As Restated)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net income	$48,113	$35,275	$2,903	$(38,178)	$48,113
Other comprehensive income:
Foreign currency translation adjustment, net of tax	1,269	113	(2,036)	1,923	1,269
Unrealized (losses) gains on cash flow hedges, net of tax	165	—	—	—	165
Reclassification adjustment for gains in net income	24	—	—	—	24
Other comprehensive income	1,458	113	(2,036)	1,923	1,458
Comprehensive income	$49,571	$35,388	$867	$(36,255)	$49,571

Unaudited Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2012
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(1,436)	$30,074	$20,228	$—	$48,866
Investing Activities:
Change in restricted cash	—	5,402	(44)	—	5,358
Purchase of property and equipment	—	(1,975)	(1,025)	—	(3,000)
Proceeds from disposal of property and equipment	—	5	134	—	139
Net cash provided by (used in) investing activities	—	3,432	(935)	—	2,497
Financing Activities:
Issuance of common stock—equity plans	1,780	—	—	—	1,780
Purchase of treasury stock and other, net	(290)	—	—	—	(290)
Change in inter-company receivable/payable	—	(220)	220	—	—
Net cash (used in) provided by financing activities	1,490	(220)	220	—	1,490
Effect of exchange rates on cash and cash equivalents	—	—	(983)	—	(983)
Net increase (decrease) in cash and cash equivalents	54	33,286	18,530	—	51,870
Cash and Cash Equivalents, Beginning of Period	150,171	93,285	42,056	—	285,512
Cash and Cash Equivalents, End of Period	$150,225	$126,571	$60,586	$—	$337,382

Unaudited Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2011
(As Restated)
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$66,214	$(11,926)	$4,928	$—	$59,216
Investing Activities:
Change in restricted cash	(11)	480	(11)	—	458
Purchase of property and equipment	—	(2,580)	(417)	—	(2,997)
Proceeds from disposal of property and equipment	—	26	—	—	26
Net cash (used in) provided by investing activities	(11)	(2,074)	(428)	—	(2,513)
Financing Activities:
Issuance of common stock—equity plans	2,678	—	—	—	2,678
Purchase of treasury stock and other, net	(3,222)	—	—	—	(3,222)
Debt issuance costs	(1,656)	—	—	—	(1,656)
Change in inter-company receivable/payable	—	6	(6)	—	—
Net cash provided by (used in) financing activities	(2,200)	6	(6)	—	(2,200)
Effect of exchange rates on cash and cash equivalents	—	—	1,059	—	1,059
Net increase in cash and cash equivalents	64,003	(13,994)	5,553	—	55,562
Cash and Cash Equivalents, Beginning of Period	46,012	87,619	37,987	—	171,618
Cash and Cash Equivalents, End of Period	$110,015	$73,625	$43,540	$—	$227,180

14. Restatement of Previously Issued Financial Statements
As disclosed in our Form 10-K for the year ended December 31, 2011, on April 10, 2012, we concluded that previously issued financial statements should not be relied upon due to certain revenue recognition adjustments. The decision to restate our financial statements was based on the results of an internal review of our historical revenue recognition policies and the application of these policies. All information presented in the accompanying Condensed Consolidated Financial Statements and the related notes include all such restatement adjustments.

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

•
The restatement reflects our determination that vendor specific objective evidence (“VSOE”) of fair value did not exist for our cloud services (“Cloud Services”) and certain types of consulting arrangements. To correct these items, revenue associated with certain software license agreements and related services was deferred and recognized over the longest period for any undelivered services, often three years, or when VSOE of fair value was obtained, commencing once services began.

Other Adjustments:
In connection with the restatement, the Company also recorded certain aggregated adjustments during the restatement periods that were previously considered immaterial. As part of the restatement, these adjustments have now been reflected in the periods in which the item arose.

The following table presents the effect of the restatement on the condensed consolidated statement of income:

	Three Months Ended March 31, 2011
	As Reported	Adjustments	As Restated
Software licenses	$31,480	$4,164	$35,644
Maintenance services	64,768	14	64,782
Product revenues	101,242	4,178	105,420
Consulting services	57,644	(266)	57,378
Service revenues	62,364	(266)	62,098
Total revenues	163,606	3,912	167,518
Cost of consulting services	46,602	(301)	46,301
Cost of service revenues	51,322	(301)	51,021
Total cost of revenues	68,091	(301)	67,790
Gross profit	95,515	4,213	99,728
Product development	20,136	(44)	20,092
General and administrative	22,088	271	22,359
Total operating expenses	41,224	227	41,451
Operating income	54,291	3,986	58,277
Interest income and other, net	(1,270)	37	(1,233)
Income before income taxes	49,350	3,949	53,299
Income tax provision	3,822	1,364	5,186
Net income	45,528	2,585	48,113
Basic net income per common share	$1.08	$0.06	$1.14
Diluted net income per common share	$1.07	$0.06	$1.13

The adjustments reflected in the table above include the following:

•
Adjustments to revenue related to the lack of vendor specific objective evidence of fair value for Cloud Services and certain Consulting Services currencies and offerings, identification of linked contracts that should have been accounted for as a single arrangement, and the consideration of platform transfer rights on revenue recognition.

•	Adjustments to cost of revenue and operating expenses related to amortization of leasehold improvements, certain employee expenses and accrued liabilities.

•	Provision for income taxes includes adjustments to deferred tax assets and income tax effects of other restatement adjustments.

The following table presents the effect of the restatement adjustments on the condensed consolidated statements of comprehensive income:

	Three Months Ended March 31, 2011
	As Reported	Adjustments	As Restated
Net income	$45,528	$2,585	$48,113
Foreign currency translation adjustment, net of tax	1,260	9	1,269
Unrealized gains (losses) on cash flow hedges, net of tax	166	(1)	165
Other comprehensive income	1,450	8	1,458
Comprehensive income	46,978	2,593	49,571

The following table presents the effect of the restatement adjustments on the consolidated statements of cash flows as well as the reclassification of payments of direct costs related to acquisitions in net cash provided by (used in) investing activities to net cash provided by operating activities as these amounts reflect certain acquired lease payments:

	Three Months Ended March 31, 2011
	As Reported	Adjustments	As Restated
Net income	$45,528	$2,585	$48,113
Deferred income taxes	3,226	1,365	4,591
Accounts receivable	(36,417)	3,220	(33,197)
Prepaid expenses and other assets	(12,138)	5,610	(6,528)
Accounts payable	(8,963)	(359)	(9,322)
Accrued expenses and other liabilities	5,398	(2,804)	2,594
Deferred revenue	41,064	(9,084)	31,980
Net cash provided by operating activities	58,683	533	59,216
Payment of direct costs related to acquisitions	(840)	840	—
Net cash used in investing activities	(3,353)	840	(2,513)
Issuance of common stock	3,002	(324)	2,678
Net cash used in financing activities	(1,876)	(324)	(2,200)
Net increase in cash and cash equivalents	54,513	1,049	55,562
Cash and Cash Equivalents, End of Period	226,131	1,049	227,180

See also Note 13, “Condensed Consolidating Financial Information,” for a description of the Company's adjustments to its historical presentation of its condensed consolidating financial information.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements concerning, among other things, our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures; research and development programs; sales and marketing initiatives; and competition. Forward-looking statements are generally accompanied by words such as "will" or "expect" and other words with forward-looking connotations. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011. You should carefully consider the risks and uncertainties described under this section.

Restatement

See Note 14 to our Condensed Consolidated Financial Statements for a description of the restatement of our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011 and a summary of the impact of such restatement on the applicable unaudited quarterly financial information for the period ended March 31, 2011 presented in this Quarterly Report.

Results of Operations

Revenues
The following table summarizes revenues and the components of total revenue as a percentage of total revenue (in thousands, except percentages):

	Three Months Ended March 31,				Dollar change from
	2012		2011 (As Restated)		2011
Software licenses	$25,393	16%	$35,644	21%	$(10,251)
Subscriptions and other recurring revenues	4,032	2%	4,994	3%	(962)
Maintenance services	66,713	41%	64,782	39%	1,931
Product revenues	96,138	59%	105,420	63%	(9,282)
Service revenues	66,048	41%	62,098	37%	3,950
Total revenues	$162,186	100%	$167,518	100%	$(5,332)
Software and Subscription Revenues
The following table summarizes software and subscription revenues by region (in thousands):

	Three Months Ended March 31,		Dollar change from
	2012	2011 (As Restated)	2011
Americas	$17,816	$24,214	$(6,398)
Europe	9,603	11,927	(2,324)
Asia/Pacific	2,006	4,497	(2,491)
Total software & subscription revenues	$29,425	$40,638	$(11,211)

The decrease in software and subscription revenues for the three months ended March 31, 2012 is primarily due to a decrease in sales across all regions, compared to the same quarter last year. There were seven large transactions (greater than $1.0 million), in the three months ended March 31, 2012 as compared to nine large transaction in same period of 2011. Our trailing twelve month average selling price remained flat at approximately $0.7 million at March 31, 2012 and 2011.
Maintenance Services
Maintenance services revenues increased for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to the continued strong retention rate and the high level of attachment of maintenance contracts to new license deals. The year to date retention rate at March 31, 2012 remained high at 97.2 percent compared to 98.5 percent at March 31, 2011. Foreign exchange rate variances had less than a $0.1 million impact on maintenance services revenues for the three months ended March 31, 2012 when compared to the same periods in 2011.
Service Revenues
Service revenues, which include consulting services, Cloud Services, education services revenues, and reimbursed expenses, increased for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to consulting services, improved realized billing rates and a decrease in outside contractor costs.
Gross Profits (in thousands, except percentage amounts):

	Three Months Ended
	March 31,
	2012	2011 (As Restated)
Total gross profit on product revenues	$79,606	$88,651
Total gross profit on service revenues	14,587	11,077
Product gross profit as a percentage of products sales	83%	84%
Service gross profit as a percentage of services	22%	18%

Gross Profit on Product Revenues. The decrease in product gross profits for the three months ended March 31, 2012 as compared to the same period of 2011 is primarily due to lower product revenues.

Gross Profit on Service Revenues. Gross profit and gross profit as a percentage of services for the three months ended March 31, 2012 increased due to the increase in average billing rates and relatively consistent utilization rates as compared to the same period of 2011.

Operating Expenses
Product Development
The following table summarizes product development expenses in dollars and as a percentage of total revenues (in thousands, except percentage amounts):

	Three Months Ended March 31,				Dollar change from
	2012		2011 (As Restated)		2011
Product development	$19,120	12%	$20,092	12%	$(972)
Product development expense remained relatively constant in the three months ended March 31, 2012 and 2011, as we continue to invest in the advancement of our technologies.
Sales and Marketing
The following table summarizes sales and marketing expenses in dollars and as a percentage of total revenues (in thousands, except percentage amounts):

	Three Months Ended March 31,				Dollar change from
	2012		2011		2011
Sales and Marketing	$24,886	15%	$26,240	16%	$(1,354)
Sales and marketing expenses in the three months ended March 31, 2012 decreased compared to the same period in 2011 primarily due to a $2.2 million decrease in benefits, commissions and share-based compensation expense which was partially offset by an increase of $0.5 million in salaries.
We expect share-based compensation expense to increase in the second half of 2012 in connection with the August 2012 grant of equity awards.
General and Administrative
The following table summarizes general and administrative expenses in dollars and as a percentage of total revenues (in thousands, except percentage amounts):

	Three Months Ended March 31,				Dollar change from
	2012		2011 (As Restated)		2011
General and administrative	$24,819	15%	$22,359	13%	$2,460
General and administrative expenses were higher in the three months ended March 31, 2012 compared to the same period in 2011 due to $5.2 million of professional service fees associated with our investigation of our revenue accounting practices and the restatement of our previously issued financial statements. These additional costs were partially offset by a decrease of approximately $2.3 million in salaries, incentive compensation, related benefits and share-based compensation expense.
We expect share-based compensation expense to increase in the second half of 2012 in connection with the August 2012 grant of equity awards.
Amortization of Intangibles (in thousands):

	Three Months Ended March 31,		Dollar change from
	2012	2011	2011
Amortization of intangibles	$9,530	$9,718	$(188)
  Amortization of intangibles for three months ended March 31, 2012 remained relatively constant to the same periods in 2011.

Restructuring Charges (in thousands):

	Three Months Ended March 31,		Dollar change from
	2012	2011	2011
Restructuring charges	$2,219	$542	$1,677
The increase in restructuring charges for the three month period ended March 31, 2012 compared to the same periods in 2011 was primarily due to charges of $2.2 million related to the 2012 restructuring plan. The restructuring charges for the three months ended March 31, 2012 included severance costs for former employees who were terminated in this period. As of March 31, 2012, approximately $1.0 million of costs associated with these restructuring charges have been paid and $1.2 million is included under the caption "Accrued expenses and other liabilities".
Other Operating Expenses (in thousands):

	Three Months Ended March 31,		Dollar change from
	2012	2011	2011
Litigation settlement	$—	$(37,500)	$37,500
Litigation Settlement. We received $35.0 million in cash and a $2.5 million license and technical support credit related to a favorable litigation settlement of a patent infringement claim against Oracle Corporation in the first quarter of 2011.
Interest Expense and Other Income (in thousands):

	Three Months Ended March 31,		Dollar change from
	2012	2011 (As Restated)	2011
Interest expense and amortization of loan fees	$6,417	$6,211	$206
Interest Income and other, net	$(292)	$(1,233)	$941
Interest Expense and Other Income. The interest expense and amortization of loan fees increased slightly due to unused credit facility charges on the $100 million line of credit and the full quarter amortization of the associated loan fees. The decrease in interest income and other, net for the three months ended March 31, 2012 decreased as compared to the same periods in 2011 as a result of net foreign currency losses.
Income Tax Provision
We recorded an income tax provision of $2.8 million and $5.2 million for the three months ended March 31, 2012 and 2011, respectively, representing effective income tax rates of 37.3% and 9.7%, respectively. Our effective income tax rate during the three months ended March 31, 2011 differs from our statutory rate of 35% primarily due to the mix of revenue by jurisdiction, state income taxes (net of federal benefit) and the tax benefits related to a specified tax deduction that offsets a substantial portion of our litigation settlements. Our effective income tax rate during the three months ended March 31, 2012 differs from our statutory rate of 35% primarily due to the mix of revenue by jurisdiction and state income taxes (net of federal benefit).
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

A summary of the revenues, income before income taxes and depreciation attributable to each of these reportable business segments for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011 (As Restated)
Revenues:
Supply Chain	$156,839	$163,205
Pricing and Revenue Management	5,347	4,313
	$162,186	$167,518
Income (Loss) Before Income Taxes:
Supply Chain	$50,252	$53,783
Pricing and Revenue Management	(65)	(387)
Other (see below)	(42,693)	(97)
	$7,494	$53,299
Depreciation:
Supply Chain	$3,585	$3,259
Pricing and Revenue Management	83	105
	$3,668	$3,364
Other:
General and administrative	$24,819	$22,359
Amortization of intangible assets	9,530	9,718
Restructuring charge and adjustments to acquisition-related reserves	2,219	542
Litigation settlement	—	(37,500)
Interest expense and amortization of loan fees	6,417	6,211
Interest income and other, net	(292)	(1,233)
	$42,693	$97
Income before income taxes in the Supply Chain and Pricing and Revenue Management reportable business segments includes direct expenses for software licenses, maintenance services, service revenues, and product development expenses, as well as allocations for sales and marketing expenses, occupancy costs, depreciation expense and amortization of acquired software technology. The Other caption includes general and administrative expenses and other charges that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segment.
Critical Accounting Policies
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which we have prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management has discussed the development, selection and disclosure of significant estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. During the three months ended March 31, 2012, there were no significant changes in our critical accounting policies and estimates compared to those set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity and Capital Resources
Liquidity
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
Upon this filing, we will be in compliance with all debt covenants. The delay in this filing and our Annual Report on Form 10-K for the year ended December 31, 2011 did result in nonpayment defaults under (i) our Credit Agreement, and (ii) the Indenture governing our Senior Notes. In connection with the default under the Indenture, we have also incurred additional interest costs arising out of our election to pay an additional 50 basis points per annum in order to obtain forbearance of a default. We obtained a waiver under our Credit Agreement. See Note 7 to our Condensed Consolidated Financial Statements in Part I, Item 1, for further information. These defaults will be cured by this filing.
We anticipate that our existing capital resources, along with the cash to be generated from operations and our existing line of credit will enable us to maintain currently planned operations, debt repayments and capital expenditures for the foreseeable future.
The amount of cash and cash equivalents reported in the Company's Condensed Consolidated Balance Sheet as of March 31, 2012, was $337.4 million, $59.6 million of which was held in foreign subsidiaries, as compared to $285.5 million as of December 31, 2011, $41.0 million of which was held outside of the U.S.  After considering the working capital needs of the foreign subsidiaries, any tax effect of the repatriation would be nominal.
Cash Flows
Operating activities provided cash of $48.9 million and $59.2 million during the three months ended March 31, 2012 and 2011, respectively. The decrease in cash flow is a result of the inclusion of a $37.5 million favorable litigation settlement in 2011 net income. Changes in working capital provided approximately $25.2 million of cash in the three months ended March 31, 2012 and used approximately $14.5 million of cash in the three months ended March 31, 2011. This year-over-year improvement is due primarily to the favorable impact from (i) the decrease in comparative accounts receivable, (ii) the increase in accrued liabilities, and (ii) prepaid expenses. Net accounts receivable were $132.0 million, or 73 days sales outstanding ("DSO"), at March 31, 2012 compared to $114.8 million, or 56 days DSO, at December 31, 2011. DSO results can fluctuate significantly on a quarterly basis due to a number of factors including the timing of annual maintenance renewals, seasonality, the percentage of total revenues that comes from software license sales which may have installment payment terms, shifts in customer buying patterns, the timing of customer payments, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.
Investing activities provided $2.5 million and used $2.5 million of cash during the three months ended March 31, 2012 and 2011, respectively. Investing activities in 2012 and 2011 primarily related to the changes in restricted cash and the purchase of property and equipment.
Financing activities provided $1.5 million of cash during the three months ended March 31, 2012 and used $2.2 million of cash during the same period in 2011. Financing activities include proceeds from the issuance of common stock under our stock plans and the repurchase of shares tendered by employees for payment of applicable statutory withholding taxes on the issuance of restricted stock. Additionally, in the first quarter of 2011, we used $1.7 million in cash associated with our debt issuance costs on our new $100.0 million line of credit.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There have been no significant changes in our off-balance sheet arrangements and aggregate contractual obligations as compared to those described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

Information pertaining to recent accounting pronouncements can be found in Note 2 to our Condensed Consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q, and is incorporated by reference herein.

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

There have been no significant changes in our market risk as compared to that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4: Controls and Procedures
Disclosure Controls and Procedures.   During and subsequent to the reporting period, and under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act") as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on March 31, 2012 were not effective because of the material weakness related to revenue recognition described below under Management's Report on Internal Control over Financial Reporting. The Public Company Accounting Oversight Board's (PCAOB) Auditing Standard No. 5 defines a material weakness as a deficiency, or combination of deficiencies, that result in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting.   As described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2011, we identified control deficiencies that constitute a material weakness in our internal control over financial reporting. Specifically, the material weakness exists in our internal controls over the application of revenue recognition criteria required by the Accounting Standards Codification section 985-605 “Software Revenue Recognition” in the context of multiple-element software arrangements.

The material weakness relates to both the insufficient design and ineffective operation of certain internal controls over the identification of license agreements linked to consulting agreements and Cloud Services, as well as testing and documentation of VSOE for Cloud Services and consulting services products. The material weakness is comprised of the following components:

•
Controls were not adequately designed to facilitate a review of whether or not software license contracts were linked to in-process or subsequent consulting or Cloud Services statements of work. To the extent this review was performed, sufficient documentation was not retained as evidence of review.

•
Controls were not adequately designed to perform VSOE testing to determine the fair value of certain services included in multiple element arrangements. In the instance of Cloud Services, the objective testing populations of stand-alone transactions were not substantial enough to establish VSOE. In the instance of consulting services, certain geographies in the Europe, Middle East and Africa and Asia-Pacific regions did not have a sufficient volume of transactions to establish VSOE in some foreign currencies in which those transactions were sold.

As a result, our management did not identify that revenue from several license agreements was recognized in the incorrect period. The correction of the revenue associated with these license agreements resulted in the restatement of fiscal years 2007 through 2010 and the first three quarterly periods of fiscal 2011.

To remediate the material weakness and other control deficiencies, we implemented, are implementing and/or plan to implement a number of measures including those listed below. As to those measures already implemented, we have yet to perform management testing to verify that these remediation efforts have been executed in a manner sufficient to remedy the material weakness described above. Unless otherwise noted below, management anticipates these efforts to be fully implemented and tested by December 31, 2012.

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

In addition to the remediation activities above, we are making a significant investment in certain business application systems. The Company is in the process of developing and implementing an "order to cash initiative" which will automate and streamline the sales and contracting process, and will also have a significant positive impact on revenue recognition review processes.  Part of this initiative includes implementation of a sales contract management system, and pricing approval workflows that consider VSOE.  We are also upgrading the general ledger system, which will bring additional automation and control to the revenue accounting process. These system initiatives represent a significant work effort to be conducted in phases over the next several years.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Information pertaining to legal proceedings can be found in Note 8 to our Condensed Consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q, and is incorporated by reference herein.

Item 1A. Risk Factors
There have been no significant changes in our risk factors as compared to those set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Not applicable

Item 3. Defaults Upon Senior Securities

Information pertaining to our nonpayment defaults under the Indenture governing our Senior Notes and undrawn Credit Facility that will be cured by the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and this Quarterly Report can be found in Note 7 to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, and is incorporated by reference herein.

Item 4. Mine Safety Disclosures - Not applicable

Item 5. Other Information

On August 2, 2012, the Company's Board of Directors determined to schedule the 2012 annual meeting of stockholders of the Company for November 13, 2012. Any recommendation for director nominees submitted by a stockholder, or any proposal submitted by a stockholder under Rule 14a-8 of the Exchange Act or pursuant to the Company's Bylaws, for the 2012 annual meeting of stockholders must be in writing and sent via registered, certified, or express mail to: Corporate Secretary, JDA Software Group, Inc., 14400 North 87th Street, Scottsdale, Arizona 85260. Stockholder nominations and proposals must be received no later than 5:00 p.m., Scottsdale, Arizona time on August 16, 2012. Facsimile or other forms of electronic submissions will not be accepted.

Item 6. Exhibits - See Exhibits Index

JDA SOFTWARE GROUP, INC.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDA SOFTWARE GROUP, INC.
Dated:	August 6, 2012	By:	/s/ Hamish N. Brewer
Hamish N. Brewer
President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Peter S. Hathaway
Peter S. Hathaway
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Item 5. Exhibits

Exhibit #		Description of Document

3.1	—
Third Restated Certificate of Incorporation of the Company, as amended through July 14, 2010. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed on August 9, 2010).

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

10.1 (1)	—	Separation agreement between G. Michael Bridge and JDA Software Group, Inc. dated as of March 9, 2012.

31.1	—	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith).

31.2	—	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith).

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

101.INS*		XBRLInstance Document

101.SCH*		XBRL Schema Document

101.CAL*		XBRL Calculation Linkbase Document

101.DEF*		XBRL Definition Linkbase Document

101.LAB*		XBRL Labels Linkbase Document

101.PRE*		XBRL Presentation Linkbase Document
_______________________

(1)	Management contracts or compensatory plans or arrangements covering named executive officers or directors.
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