Form 10-Q
period 2012-06-30
JDA SOFTWARE GROUP INC
filed 2012-08-06
CIK 1006892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$362,430	$285,512
Restricted cash — current portion	3,314	8,733
Accounts receivable, net	126,368	114,778
Deferred tax assets — current portion	36,540	32,063
Prepaid expenses and other current assets	24,240	24,584
Total current assets	552,892	465,670
Non-Current Assets:
Restricted cash — long-term portion	662	652
Property and equipment, net	52,831	52,541
Goodwill	231,377	231,377
Other intangibles, net	119,417	141,882
Deferred tax assets — long-term portion	248,796	258,271
Other non-current assets	19,668	20,565
Total non-current assets	672,751	705,288
Total Assets	$1,225,643	$1,170,958
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,375	$7,740
Accrued expenses and other liabilities	71,381	73,111
Deferred revenue — current portion	140,284	108,217
Total current liabilities	222,040	189,068
Non-Current Liabilities:
Long-term debt	273,484	273,210
Accrued exit and disposal obligations	3,130	3,926
Liability for uncertain tax positions	4,119	4,098
Deferred revenue — long-term portion	5,399	8,115
Other non-current liabilities	5,170	1,368
Total non-current liabilities	291,302	290,717
Total Liabilities	513,342	479,785
Stockholders’ Equity:
Common stock	450	449
Additional paid-in capital	577,935	571,593
Retained earnings	169,855	154,551
Accumulated other comprehensive loss	(2,360)	(2,454)
Treasury stock	(33,579)	(32,966)
Total stockholders’ equity	712,301	691,173
Total Liabilities and Stockholders’ Equity	$1,225,643	$1,170,958

 See notes to Condensed Consolidated Financial Statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		As Restated (1)		As Restated (1)
REVENUES:
Software licenses	$32,040	$30,221	$57,433	$65,865
Subscriptions and other recurring revenues	3,754	3,850	7,786	8,844
Maintenance services	66,815	66,131	133,528	130,913
Product revenues	102,609	100,202	198,747	205,622
Consulting services	60,273	58,808	120,762	116,186
Reimbursed expenses	5,875	6,512	11,434	11,232
Service revenues	66,148	65,320	132,196	127,418
Total revenues	168,757	165,522	330,943	333,040
COST OF REVENUES:
Cost of software licenses	1,527	1,181	2,435	2,130
Amortization of acquired software technology	1,703	1,833	3,405	3,667
Cost of maintenance services	14,412	14,736	28,334	28,722
Cost of product revenues	17,642	17,750	34,174	34,519
Cost of consulting services	46,003	47,209	91,905	93,510
Reimbursed expenses	5,875	6,512	11,434	11,232
Cost of service revenues	51,878	53,721	103,339	104,742
Total cost of revenues	69,520	71,471	137,513	139,261
GROSS PROFIT	99,237	94,051	193,430	193,779
OPERATING EXPENSES:
Product development	18,684	19,762	37,804	39,854
Sales and marketing	24,481	25,364	49,367	51,604
General and administrative	24,526	16,314	49,345	38,673
Amortization of intangibles	9,530	9,592	19,060	19,310
Restructuring charges	224	(31)	2,443	511
Litigation settlement	—	—	—	(37,500)
Total operating expenses	77,445	71,001	158,019	112,452
OPERATING INCOME	21,792	23,050	35,411	81,327
Interest expense and amortization of loan fees	6,537	6,439	12,954	12,650
Interest income and other, net	(1,647)	(767)	(1,939)	(2,000)
INCOME BEFORE INCOME TAXES	16,902	17,378	24,396	70,677
Income tax provision	6,297	4,665	9,092	9,851
NET INCOME	$10,605	$12,713	$15,304	$60,826
Basic net income per common share	$0.25	$0.30	$0.36	$1.44
Diluted net income per common share	$0.25	$0.30	$0.36	$1.43
Shares used in computing basic net income per common share	42,804	42,354	42,781	42,244
Shares used in computing diluted net income per common share	42,933	42,740	42,911	42,674
(1) As restated - See Note 14 “Restatement of Previously Issued Financial Statements” of Notes to Condensed Consolidated Financial Statements.
See notes to Condensed Consolidated Financial Statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		As Restated (1)		As Restated (1)
Net income	$10,605	$12,713	$15,304	$60,826
Other comprehensive income:
Foreign currency translation gains, net of tax	(4,790)	1,858	(2,204)	3,127
Unrealized gains on cash flow hedges, net of tax	(2,117)	(270)	(417)	(105)
Reclassification adjustment for losses in net income	1,428	(90)	2,715	(66)
Other comprehensive income	(5,479)	1,498	94	2,956
Comprehensive income	$5,126	$14,211	$15,398	$63,782

(1) As restated - See Note 14 “Restatement of Previously Issued Financial Statements” of Notes to Condensed Consolidated Financial Statements.
See notes to Condensed Consolidated Financial Statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2012	2011
		As Restated (1)
Operating Activities:
Net income	$15,304	$60,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,926	29,746
Provision for doubtful accounts	2	—
Amortization of loan fees	1,233	1,108
Net gain on disposal of property and equipment	109	20
Stock-based compensation	4,564	10,055
Deferred income taxes	4,997	6,965
Changes in operating assets and liabilities:
Accounts receivable	(11,373)	(21,912)
Prepaid expenses and other assets	86	(4,778)
Accounts payable	1,777	(11,901)
Accrued expenses and other liabilities	1,194	(6,960)
Deferred revenue	29,905	29,945
Net cash provided by operating activities	77,724	93,114
Investing Activities:
Change in restricted cash	5,409	(2,256)
Purchase of property and equipment	(4,836)	(4,815)
Proceeds from disposal of property and equipment	355	50
Net cash provided by (used in) investing activities	928	(7,021)
Financing Activities:
Issuance of common stock	1,780	3,498
Purchase of treasury stock	(613)	(4,527)
Debt issuance costs	—	(1,701)
Conversion of warrants	—	671
Net cash provided by (used in) financing activities	1,167	(2,059)
Effect of exchange rates on cash and cash equivalents	(2,901)	1,106
Net increase in cash and cash equivalents	76,918	85,140
Cash and Cash Equivalents, Beginning of Period	285,512	171,618
Cash and Cash Equivalents, End of Period	$362,430	$256,758
Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$4,300	$6,385
Cash paid for interest	$11,217	$11,029
Cash received for income tax refunds	$1,453	$1,157

(1) As restated - See Note 14 “Restatement of Previously Issued Financial Statements” of Notes to Condensed Consolidated Financial Statements.
See notes to Condensed Consolidated Financial Statements.

JDA SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with the FASB Standard Accounting Codification ("Codification"), which is the authoritative source of generally accepted accounting principles ("GAAP") for nongovernmental entities in the United States. The interim financial statements do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.
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

2. Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). This ASU amends current fair value measurement and disclosure guidance to include increased transparency around valuation input and investment categorization, particularly for level 3 fair value measurements. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption not permitted. The Company's fair value of its 8% Senior Notes due 2014 (the "Senior Notes") is derived using quoted prices for similar liabilities in active markets (Level 2 inputs) and it does not currently have Level 3 measurements; therefore, the adoption of ASU 2011-04 did not have an impact on our Condensed Consolidated Financial Statements.

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

	June 30, 2012			December 31, 2011
	Gross Notional	Prepaid Expenses and Other Current Assets	Accrued Expenses and Other Liabilities	Gross Notional	Prepaid Expenses and Other Current Assets	Accrued Expenses and Other Liabilities
Foreign currency forward contract not designated as hedging instruments	$51,727	$125	$182	$64,451	$—	$364
Foreign currency forward contract designated as hedging instruments	$29,544	$—	$1,560	$42,373	$—	$4,046
Effects of Derivative Instruments on Income and Other Comprehensive Income
The before-tax effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011 were as follows:

	Gain (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2012	2011	2012	2011
Foreign exchange contracts not designated as hedges	Interest income and other, net	$(89)	$834	$503	$1,949

The before-tax effect of derivative instruments in cash flow hedging for the three and six months ended June 30, 2012 and 2011 were as follows:

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)			Gain (Loss) Recognized in Income Derivative (Ineffective portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2012	2011	Location	2012	2011	Location	2012	2011

Foreign exchange contracts designated as hedges	$(2,117)	$(270)	General and administration	$(1,428)	$90	Interest income and other, net	$492	$764

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)			Gain (Loss) Recognized in Income Derivative (Ineffective portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Location	2012	2011	Location	2012	2011

Foreign exchange contracts designated as hedges	$(417)	$(105)	General and administration	$(2,715)	$66	Interest income and other, net	$1,157	$1,113

4. Goodwill and Other Intangibles, net
Goodwill consists of the following:

	June 30, 2012	December 31, 2011
Gross goodwill	$241,090	$241,090
Accumulated impairment losses	(9,713)	(9,713)
Goodwill, net	$231,377	$231,377

Other identifiable intangibles consist of the following:

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer-based	$257,983	$(172,949)	$85,034	$257,983	$(155,318)	$102,665
Technology-based	90,147	(63,153)	26,994	90,147	(59,749)	30,398
Marketing-based	19,491	(12,102)	7,389	19,491	(10,672)	8,819
Other amortized intangible assets, net	$367,621	$(248,204)	$119,417	$367,621	$(225,739)	$141,882

Goodwill. We had no indication of impairment of our goodwill balances during the six months ended June 30, 2012 and, absent future indicators of impairment, the next annual impairment test will be performed in fourth quarter 2012. As of June 30, 2012, the goodwill balance has been allocated to our reporting units as follows: $227.7 million to Supply Chain and $3.7 million to Pricing and Revenue Management.

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
Amortization expense is reported in the Condensed Consolidated Statements of Income within cost of revenues under the caption "Amortization of acquired software technology" and in operating expenses under the caption "Amortization of intangibles." As of June 30, 2012 we expect amortization expense for the remainder of 2012 and thereafter to be as follows:

Amortization
For the Year Ending December 31,	Expense
2012, remainder thereof	$22,465
2013	44,240
2014	27,352
2015	13,006
2016	11,489
Thereafter	865
Total	$119,417

5. Restructuring Reserves

2012 Restructuring Plan
We expect to record restructuring charges of approximately $2.4 million during fiscal 2012 to re-align certain areas of our services group and some other administrative positions to a more central strategy. During the six months ending June 30, 2012 we have incurred $2.4 million of restructuring charges related to employee termination benefits and severance. As of June 30, 2012, approximately $1.3 million of costs associated with these restructuring charges have been paid and $1.1 million is included under the caption "Accrued expenses and other liabilities" and we expect to pay these costs by December 31, 2012.
A summary of the restructuring charges is as follows:

	Initial	Cash	Non-Cash	Impact of Changes in Exchange	Balance
Description of charge	Reserve	Charges	Settlements	Rates	June 30, 2012
Employee severance and termination benefits	$2,449	$(1,301)	$—	$(26)	$1,122
2010 Restructuring Plan
We recorded restructuring charges of $19.5 million in 2010 and $1.6 million in 2011 primarily for termination benefits, office closures and contract terminations associated with the acquisition of i2 Technologies, Inc. ("i2") and the continued transition of additional on-shore activities to our Center of Excellence facilities. The charges include $14.9 million for termination benefits related to a workforce reduction of approximately 200 employees primarily in general and administrative, sales and marketing and product development positions primarily in the Americas. In addition, the charges include $6.2 million for estimated costs to close and integrate redundant office facilities and for the integration of information technology and termination of certain i2 contracts that have no future economic benefit to the Company and are incremental to the other costs that will be incurred by the combined Company. As of June 30, 2012, approximately $17.8 million of the costs associated with these restructuring charges have been paid, $1.5 million is included under the caption "Accrued expenses and other liabilities" and $0.5 million is included under the caption "Accrued exit and disposal obligations".

A summary of the restructuring charges is as follows:

	Initial	Additions	Cash	Non-Cash	Impact of Changes in Exchange	Balance	Additions	Cash	Non-Cash	Impact of Changes in Exchange	Balance
Description of charge	Reserve	to Reserves	Charges	Settlements	Rates	December 31, 2011	to Reserves	Charges	Settlements	Rates	June 30, 2012
Termination benefits	$14,098	$826	$(14,990)	$—	$73	$7	$1	$(8)	$—	$—	$—
Office closures and other restructuring	5,380	789	(2,652)	(996)	70	2,591	1	(189)	(274)	(22)	2,107
Total	$19,478	$1,615	$(17,642)	$(996)	$143	$2,598	$2	$(197)	$(274)	$(22)	$2,107

The balance in the reserve for office closures is primarily related to redundant office facility leases in Dallas, Texas and the United Kingdom and will be reduced as payments are made over the related lease terms that extend through 2014.

6. Acquisition Reserves
We recorded initial acquisition reserves of $47.4 million for restructuring charges and other direct costs associated with the acquisition of Manugistics in 2006. The restructuring charges were primarily related to facility closures, employee severance and termination benefits and other direct costs associated with the acquisition, including investment banker fees, change-in-control payments, and legal and accounting costs. The unused portion of the acquisition reserves at June 30, 2012 includes $1.3 million of current liabilities under the caption "Accrued expenses and other liabilities" and $2.8 million of non-current liabilities under the caption "Accrued exit and disposal obligations."
A summary of the charges and adjustments recorded against the reserves is as follows:

	Initial	Adjustments	Cash	Impact of Changes in Exchange	Balance	Additions	Cash	Impact of Changes in Exchange	Balance
Description of charge	Reserve	to Reserves	Charges	Rates	December 31, 2011	to Reserves	Charges	Rates	June 30, 2012
Acquisition reserves:
Office closures, lease termination and sublease costs	$29,212	$651	$(22,837)	$(862)	$6,164	$103	$(2,235)	$38	$4,070
Employee severance and termination benefits	3,607	(840)	(2,842)	75	—	—	—	—	—
IT projects, contract termination penalties, capital lease buyouts and other costs to exits activities of Manugistics	1,450	222	(1,672)	—	—	—	—	—	—
	34,269	33	(27,351)	(787)	6,164	103	(2,235)	38	4,070
Direct costs:	13,125	6	(13,131)	—	—	—	—	—	—
Total	$47,394	$39	$(40,482)	$(787)	$6,164	$103	$(2,235)	$38	$4,070
The balance in the reserve for office closures, lease termination and sublease costs is primarily related to office facility leases in Rockville, Maryland and the United Kingdom and will be reduced as payments are made over the related lease terms that extend through 2018.
In 2010 in connection with our acquisition of i2, we assumed an unfavorable lease of $1.2 million for the Dallas, Texas office which was recorded in the purchase price allocation at December 31, 2011. As of June 30, 2012, $0.3 million remains in current liabilities under the caption of "Accrued expenses and other liabilities" and $0.2 million remains in non-current liabilities under the caption "Accrued exit and disposal obligations."

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
The Senior Notes have a five-year term and mature on December 15, 2014. Interest is computed on the basis of a 360-day year composed of twelve 30-day months, and is payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2010. In connection with the failure to timely file the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2012, we elected to pay an additional 50 basis points per annum of interest on the Senior Notes to gain forbearance under the terms of our Indenture, dated as of December 10, 2009, by and among the Company, the guarantors thereto, and U.S. Bank National Association, as trustee (the "Indenture"), governing the Senior Notes. The period during which we were required to pay additional interest on the Senior Notes began on June 1, 2012 and ended August 6, 2012. During this period, we have incurred approximately $0.3 million in additional interest on the Senior Notes. The obligations under the Senior Notes are fully and unconditionally guaranteed on a senior basis by substantially all of our existing and future domestic subsidiaries (including, following the merger, i2 and its domestic subsidiaries).
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
The fair value using quoted prices for similar liabilities in active markets (Level 2 inputs) of the Senior Notes was $291.8 million and $296.3 million, respectively, at June 30, 2012 and December 31, 2011.
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
The failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2012 caused us to be in nonpayment default under our Credit Agreement. We obtained waivers under our Credit Agreement with respect to these defaults, which will be cured by the filing of those reports on August 6, 2012.

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
In August 2012, the Board approved a stock-based incentive program for 2012 ("2012 Performance Program"). The 2012 Performance Program provides for the issuance of contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we are able to achieve a defined adjusted EBITDA performance threshold goal in 2012. A partial pro-rata issuance of performance share awards will be made if we achieve a minimum adjusted EBITDA performance threshold. The 2012 Performance Program initially provides for the issuance of up to approximately $18.4 million of targeted value of contingently issuable performance share awards. The performance share awards will vest 50% on the date in 2013 that the Company issues its 2012 audited financial statements with one-half of the remaining 50% vesting on each of the next two anniversaries of the initial vest date. Our performance against the defined performance threshold goal will be evaluated on a quarterly basis throughout 2012 and share-based compensation will be recognized over the requisite service periods that run from the date of board approval through February 2015. Because the 2012 Performance Program was not yet approved during the six months ended June 30, 2012, the Company has not yet recorded any associated share-based compensation expense.
The Company has recognized stock-based compensation as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Cost of maintenance services	$111	$174	$283	$341
Cost of consulting services	216	519	675	1,183
Product development	75	544	531	1,236
Sales and marketing	385	1,419	1,098	2,860
General and administrative	888	1,826	1,977	4,435
Total stock-based compensation expense	$1,675	$4,482	$4,564	$10,055

10. Income Taxes
For the six months ended June 30, 2012, income taxes were calculated using the liability method. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted by any discrete events, which are reported in the period in which they occur. This estimate is re-evaluated each quarter based on our estimated tax expense for the year.
We recorded an income tax provision of $6.3 million and $4.7 million for the three months ended June 30, 2012 and 2011, respectively, representing effective income tax rates of 37% and 27%, respectively. We recorded an income tax provision of $9.1 million and $9.9 million for the six months ended June 30, 2012 and 2011, respectively, representing effective income tax rates of 37% and 14%, respectively. Our effective income tax rate during the three and six months ended June 30, 2012 differs from our statutory rate of 35% primarily due to the mix of revenue by jurisdiction and state income taxes (net of federal benefit). Our effective income tax rate during the three and six months ended June 30, 2011 differs from our statutory rate of 35% primarily due to the mix of revenue by jurisdiction, state income taxes (net of federal benefit) and the tax benefits related to a specified tax deduction that offsets a substantial portion of our litigation settlements received in the first quarter of 2011 as well as settlement of foreign tax liabilities in the second quarter of 2011.
As of June 30, 2012 approximately $7.4 million of unrecognized tax benefits would impact our effective tax rate if recognized. It is reasonably possible that approximately $0.2 million of unrecognized tax benefits will be recognized within the next twelve months. We have recorded a valuation allowance against the Arizona research and development credit, certain state net operating losses and certain foreign tax attribute carryforwards as we do not expect to be able to utilize them prior to their expiration.
We treat interest and penalties related to uncertain tax positions as a component of income tax expense. We have accrued interest and penalties related to uncertain tax positions of $(0.2) million and $0.2 million in the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and December 31, 2011 there are approximately $2.9 million and $3.1 million, respectively, of interest and penalty accruals related to uncertain tax positions which are reflected in the Condensed Consolidated Balance Sheet. To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision.
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

11. Earnings per Share
The dilutive effect of all outstanding stock options and unvested restricted stock units and performance share awards is included in the diluted earnings per share calculations using the treasury stock method. In addition, contingently issuable restricted stock units or performance share awards for which all necessary conditions had not been met have been excluded from the calculation. Diluted earnings per share applicable to common shareholders excludes vested options for the purchase of common stock that have grant prices in excess of the average market price, or which are otherwise anti-dilutive. For the three and six months ended June 30, 2012 and 2011, respectively, less than 0.1 million shares were excluded from the calculation of diluted earnings per share applicable to common shareholder calculations, as these shares relate to anti-dilutive stock options and restricted stock-based awards as calculated using the treasury stock method and could be dilutive in the future.

Earnings per share for three and six months ended June 30, 2012 and 2011 are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net income	$10,605	$12,713	$15,304	$60,826
Denominator:
Shares used in computing basic earnings per share	42,804	42,354	42,781	42,244
Dilutive common stock equivalents	129	386	130	430
Shares used in computing diluted earnings per share	42,933	42,740	42,911	42,674
Basic earnings per share	$0.25	$0.30	$0.36	$1.44
Diluted earnings per share	$0.25	$0.30	$0.36	$1.43

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

A summary of the revenues, income before income taxes and depreciation attributable to each of these reportable business segments for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Supply Chain	$164,593	$159,908	$321,432	$323,114
Pricing and Revenue Management	4,164	5,614	9,511	9,926
	$168,757	$165,522	$330,943	$333,040
Income (Loss) Before Income Taxes:
Supply Chain	$57,262	$48,853	$107,514	$102,636
Pricing and Revenue Management	(1,190)	72	(1,255)	(315)
Other (see below)	(39,170)	(31,547)	(81,863)	(31,644)
	$16,902	$17,378	$24,396	$70,677
Depreciation:
Supply Chain	$3,707	$3,300	$7,291	$6,559
Pricing and Revenue Management	86	105	170	210
	$3,793	$3,405	$7,461	$6,769
Other:
General and administrative	$24,526	$16,314	$49,345	$38,673
Amortization of intangible assets	9,530	9,592	19,060	19,310
Restructuring charge and adjustments to acquisition-related reserves	224	(31)	2,443	511
Litigation settlement	—	—	—	(37,500)
Interest expense and amortization of loan fees	6,537	6,439	12,954	12,650
Interest income and other, net	(1,647)	(767)	(1,939)	(2,000)
	$39,170	$31,547	$81,863	$31,644
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
The following tables present the Condensed Consolidating Balance Sheets as of June 30, 2012 and December 31, 2011, the Condensed Consolidating Statements of Income for the three and six months ended June 30, 2012 and 2011, the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011 and the Condensed Consolidating Statements of Cash Flow for the six months ended June 30, 2012 and 2011 for (i) JDA Software Group, Inc. - the parent company and issuer of the Senior Notes, (ii) the guarantor subsidiaries on a combined basis, (iii) the non-guarantor subsidiaries on a combined basis, (iv) elimination adjustments, and (v) total consolidating amounts. In connection with the restatement of our historical results as described in Note 14, “Restatement of Previously Issued Financial Statements,” the Company also made the following adjustments to its historical presentation of its consolidating financial information: (i) movement of cash and restricted cash from the Guarantor Subsidiaries column to the JDA Software Group, Inc. column to reflect the underlying ownership of the cash, (ii) movement of portion of the intercompany accounts cash flows amongst the columns to reflect the underlying ownership of the intercompany accounts, (iii) movement of the payments of direct costs from acquisitions from investing activities on the cash flow statement to operating activities to align with the restated Consolidated Statements of Cash Flows and (iv) movement of the effect of exchange rates on cash and cash equivalents from the Guarantor Subsidiaries column to the Non-Guarantor Subsidiaries column on the cash flow statement to reflect the effect of translation amounts. The condensed consolidating financial information should be read in conjunction with the Condensed Consolidated Financial Statements herein as well as in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on form 10-K for the year ended December 31, 2011.

Unaudited Condensed Consolidating Balance Sheets
June 30, 2012
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$150,285	$150,597	$61,548	$—	$362,430
Restricted cash — current portion	—	3,114	200	—	3,314
Account receivable, net	—	104,179	22,189	—	126,368
Deferred tax assets — current portion	—	32,204	4,336	—	36,540
Prepaid expenses and other current assets	5,439	9,900	8,901	—	24,240
Total current assets	155,724	299,994	97,174	—	552,892
Non-Current Assets:
Restricted cash — long-term portion	—	—	662	—	662
Property and equipment, net	—	46,135	6,696	—	52,831
Goodwill	—	231,377	—	—	231,377
Other intangibles, net	—	119,417	—	—	119,417
Deferred tax assets — long-term portion	—	243,304	5,492	—	248,796
Other non-current assets	4,578	1,066	14,024	—	19,668
Investment in subsidiaries	257,882	13,205	—	(271,087)	—
Inter-company accounts	570,210	(563,067)	(7,143)	—	—
Total non-current assets	832,670	91,437	19,731	(271,087)	672,751
Total Assets	$988,394	$391,431	$116,905	$(271,087)	$1,225,643
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$8,663	$1,712	$—	$10,375
Accrued expenses and other liabilities	2,609	38,547	30,225	—	71,381
Deferred revenue — current portion	—	126,888	13,396	—	140,284
Total current liabilities	2,609	174,098	45,333	—	222,040
Non-Current Liabilities:
Long-term debt	273,484	—	—	—	273,484
Accrued exit and disposal obligations	—	694	2,436	—	3,130
Liability for uncertain tax positions	—	1,689	2,430	—	4,119
Deferred revenue — long-term portion	—	5,376	23	—	5,399
Other non-current liabilities	—	4,215	955	—	5,170
Total non-current liabilities	273,484	11,974	5,844	—	291,302
Total Liabilities	276,093	186,072	51,177	—	513,342
Stockholders’ Equity	712,301	205,359	65,728	(271,087)	712,301
Total Liabilities and Stockholders’ Equity	$988,394	$391,431	$116,905	$(271,087)	$1,225,643

Condensed Consolidating Balance Sheets
December 31, 2011
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$150,171	$93,285	$42,056	$—	$285,512
Restricted cash — current portion	—	8,515	218	—	8,733
Account receivable, net	—	89,656	25,122	—	114,778
Deferred tax assets — current portion	—	27,543	4,520	—	32,063
Prepaid expenses and other current assets	9,362	45	15,177	—	24,584
Total current assets	159,533	219,044	87,093	—	465,670
Non-Current Assets:
Restricted cash — long-term portion	—	—	652	—	652
Property and equipment, net	—	45,920	6,621	—	52,541
Goodwill	—	231,377	—	—	231,377
Other intangibles, net	—	141,882	—	—	141,882
Deferred tax assets — long-term portion	—	252,469	5,802	—	258,271
Other non-current assets	5,536	1,047	13,982	—	20,565
Investment in subsidiaries	235,908	41,030	—	(276,938)	—
Inter-company accounts	568,429	(580,202)	11,773	—	—
Total non-current assets	809,873	133,523	38,830	(276,938)	705,288
Total Assets	$969,406	$352,567	$125,923	$(276,938)	$1,170,958
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$5,954	$1,786	$—	$7,740
Accrued expenses and other liabilities	5,023	36,986	31,102	—	73,111
Deferred revenue — current portion	—	84,237	23,980	—	108,217
Total current liabilities	5,023	127,177	56,868	—	189,068
Non-Current Liabilities:
Long-term debt	273,210	—	—	—	273,210
Accrued exit and disposal obligations	—	1,142	2,784	—	3,926
Liability for uncertain tax positions	—	1,645	2,453	—	4,098
Deferred revenue — long-term portion	—	7,804	311	—	8,115
Other non-current liabilities	—	588	780	—	1,368
Total non-current liabilities	273,210	11,179	6,328	—	290,717
Total Liabilities	278,233	138,356	63,196	—	479,785
Stockholders’ Equity	691,173	214,211	62,727	(276,938)	691,173
Total Liabilities and Stockholders’ Equity	$969,406	$352,567	$125,923	$(276,938)	$1,170,958

Unaudited Condensed Consolidating Statements of Income
Three Months Ended June 30, 2012
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Software licenses	$—	$31,695	$345	$—	$32,040
Subscriptions and other recurring revenues	—	3,754	—	—	3,754
Maintenance services	—	57,298	9,517	—	66,815
Product revenues	—	92,747	9,862	—	102,609
Consulting services	—	40,967	19,306	—	60,273
Reimbursed expenses	—	3,882	1,993	—	5,875
Service revenues	—	44,849	21,299	—	66,148
Total revenues	—	137,596	31,161	—	168,757
COST OF REVENUES:
Cost of software licenses	—	1,527	—	—	1,527
Amortization of acquired software technology	—	1,703	—	—	1,703
Cost of maintenance services	—	8,847	5,565	—	14,412
Cost of product revenues	—	12,077	5,565	—	17,642
Cost of consulting services	—	29,672	16,331	—	46,003
Reimbursed expenses	—	3,882	1,993	—	5,875
Cost of service revenues	—	33,554	18,324	—	51,878
Total cost of revenues	—	45,631	23,889	—	69,520
GROSS PROFIT	—	91,965	7,272	—	99,237
OPERATING EXPENSES:
Product development	—	11,164	7,520	—	18,684
Sales and marketing	—	15,093	9,388	—	24,481
General and administrative	1,428	19,004	4,094	—	24,526
Amortization of intangibles	—	9,530	—	—	9,530
Restructuring charges	—	102	122	—	224
Total operating expenses	1,428	54,893	21,124	—	77,445
OPERATING INCOME (LOSS)	(1,428)	37,072	(13,852)	—	21,792
Interest expense and amortization of loan fees	6,305	188	44	—	6,537
Interest income and other, net	3	17,030	(18,680)	—	(1,647)
Income tax provision	(2,940)	7,819	1,418	—	6,297
Equity in earnings of subsidiaries, net	15,401	1,986	—	(17,387)	—
NET INCOME (LOSS)	$10,605	$14,021	$3,366	$(17,387)	$10,605

Unaudited Condensed Consolidating Statements of Income
Six Months Ended June 30, 2012
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Software licenses	$—	$56,966	$467	$—	$57,433
Subscriptions and other recurring revenues	—	7,786	—	—	7,786
Maintenance services	—	111,417	22,111	—	133,528
Product revenues	—	176,169	22,578	—	198,747
Consulting services	—	83,271	37,491	—	120,762
Reimbursed expenses	—	7,594	3,840	—	11,434
Service revenues	—	90,865	41,331	—	132,196
Total revenues	—	267,034	63,909	—	330,943
COST OF REVENUES:
Cost of software licenses	—	2,435	—	—	2,435
Amortization of acquired software technology	—	3,405	—	—	3,405
Cost of maintenance services	—	17,458	10,876	—	28,334
Cost of product revenues	—	23,298	10,876	—	34,174
Cost of consulting services	—	59,925	31,980	—	91,905
Reimbursed expenses	—	7,594	3,840	—	11,434
Cost of service revenues	—	67,519	35,820	—	103,339
Total cost of revenues	—	90,817	46,696	—	137,513
GROSS PROFIT	—	176,217	17,213	—	193,430
OPERATING EXPENSES:
Product development	—	23,262	14,542	—	37,804
Sales and marketing	—	31,259	18,108	—	49,367
General and administrative	2,715	38,363	8,267	—	49,345
Amortization of intangibles	—	19,060	—	—	19,060
Restructuring charges	—	437	2,006	—	2,443
Total operating expenses	2,715	112,381	42,923	—	158,019
OPERATING INCOME (LOSS)	(2,715)	63,836	(25,710)	—	35,411
Interest expense and amortization of loan fees	12,521	349	84	—	12,954
Interest income and other, net	(923)	33,597	(34,613)	—	(1,939)
Income tax provision	(5,439)	11,930	2,601	—	9,092
Equity in earnings of subsidiaries, net	24,178	3,536	—	(27,714)	—
NET INCOME (LOSS)	$15,304	$21,496	$6,218	$(27,714)	$15,304

Unaudited Condensed Consolidating Statements of Income
Three Months Ended June 30, 2011
(As Restated)
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Software licenses	$—	$30,221	$—	$—	$30,221
Subscriptions and other recurring revenues	—	3,850	—	—	3,850
Maintenance services	—	46,250	19,881	—	66,131
Product revenues	—	80,321	19,881	—	100,202
Consulting services	—	39,506	19,302	—	58,808
Reimbursed expenses	—	4,347	2,165	—	6,512
Service revenues	—	43,853	21,467	—	65,320
Total revenues	—	124,174	41,348	—	165,522
COST OF REVENUES:
Cost of software licenses	—	1,181	—	—	1,181
Amortization of acquired software technology	—	1,833	—	—	1,833
Cost of maintenance services	—	9,426	5,310	—	14,736
Cost of product revenues	—	12,440	5,310	—	17,750
Cost of consulting services	—	29,924	17,285	—	47,209
Reimbursed expenses	—	4,347	2,165	—	6,512
Cost of service revenues	—	34,271	19,450	—	53,721
Total cost of revenues	—	46,711	24,760	—	71,471
GROSS PROFIT	—	77,463	16,588	—	94,051
OPERATING EXPENSES:
Product development	—	12,195	7,567	—	19,762
Sales and marketing	—	15,235	10,129	—	25,364
General and administrative	(66)	12,596	3,784	—	16,314
Amortization of intangibles	—	9,592	—	—	9,592
Restructuring charges	—	(37)	6	—	(31)
Total operating expenses	(66)	49,581	21,486	—	71,001
OPERATING INCOME (LOSS)	66	27,882	(4,898)	—	23,050
Interest expense and amortization of loan fees	6,205	165	69	—	6,439
Interest income and other, net	(807)	9,680	(9,640)	—	(767)
Income tax provision	(1,996)	6,553	108	—	4,665
Equity in earnings of subsidiaries, net	16,049	1,882	—	(17,931)	—
NET INCOME (LOSS)	$12,713	$13,366	$4,565	$(17,931)	$12,713

Unaudited Condensed Consolidating Statements of Income
Six Months Ended June 30, 2011
(As Restated)
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Software licenses	$—	$65,865	$—	$—	$65,865
Subscriptions and other recurring revenues	—	8,844	—	—	8,844
Maintenance services	—	91,760	39,153	—	130,913
Product revenues	—	166,469	39,153	—	205,622
Consulting services	—	80,250	35,936	—	116,186
Reimbursed expenses	—	7,250	3,982	—	11,232
Service revenues	—	87,500	39,918	—	127,418
Total revenues	—	253,969	79,071	—	333,040
COST OF REVENUES:
Cost of software licenses	—	2,130	—	—	2,130
Amortization of acquired software technology	—	3,667	—	—	3,667
Cost of maintenance services	—	18,427	10,295	—	28,722
Cost of product revenues	—	24,224	10,295	—	34,519
Cost of consulting services	—	60,158	33,352	—	93,510
Reimbursed expenses	—	7,250	3,982	—	11,232
Cost of service revenues	—	67,408	37,334	—	104,742
Total cost of revenues	—	91,632	47,629	—	139,261
GROSS PROFIT	—	162,337	31,442	—	193,779
OPERATING EXPENSES:
Product development	—	24,920	14,934	—	39,854
Sales and marketing	—	31,518	20,086	—	51,604
General and administrative	(66)	31,504	7,235	—	38,673
Amortization of intangibles	—	19,310	—	—	19,310
Restructuring charges	—	246	265	—	511
Litigation settlement	—	(37,500)	—	—	(37,500)
Total operating expenses	(66)	69,998	42,520	—	112,452
OPERATING INCOME (LOSS)	66	92,339	(11,078)	—	81,327
Interest expense and amortization of loan fees	12,250	261	139	—	12,650
Interest income and other, net	(1,208)	19,423	(20,215)	—	(2,000)
Income tax provision	(4,141)	12,462	1,530	—	9,851
Equity in earnings of subsidiaries, net	67,661	(11,552)	—	(56,109)	—
NET INCOME (LOSS)	$60,826	$48,641	$7,468	$(56,109)	$60,826

Unaudited Condensed Consolidating Statements of Comprehensive Income
Three Months Ended June 30, 2012

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net income	$10,605	$14,021	$3,366	$(17,387)	$10,605
Other comprehensive income:
Foreign currency translation adjustment, net of tax	(4,790)	(117)	(41)	158	(4,790)
Unrealized (losses) gains on cash flow hedges, net of tax	(2,117)	—	—	—	(2,117)
Reclassification adjustment for gains in net income	1,428	—	—	—	1,428
Other comprehensive (loss) income	(5,479)	(117)	(41)	158	(5,479)
Comprehensive income	$5,126	$13,904	$3,325	$(17,229)	$5,126

Unaudited Condensed Consolidating Statements of Comprehensive Income
Six Months Ended June 30, 2012

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net income	$15,304	$21,496	$6,218	$(27,714)	$15,304
Other comprehensive income:
Foreign currency translation adjustment, net of tax	(2,204)	997	1,559	(2,556)	(2,204)
Unrealized (losses) gains on cash flow hedges, net of tax	(417)	—	—	—	(417)
Reclassification adjustment for gains in net income	2,715	—	—	—	2,715
Other comprehensive income	94	997	1,559	(2,556)	94
Comprehensive income	$15,398	$22,493	$7,777	$(30,270)	$15,398

Unaudited Condensed Consolidating Statements of Comprehensive Income
Three Months Ended June 30, 2011
(As Restated)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net income	$12,713	$13,366	$4,565	$(17,931)	$12,713
Other comprehensive income:
Foreign currency translation adjustment, net of tax	1,858	(357)	2,635	(2,278)	1,858
Unrealized (losses) gains on cash flow hedges, net of tax	(270)	—	—	—	(270)
Reclassification adjustment for gains in net income	(90)	—	—	—	(90)
Other comprehensive income	1,498	(357)	2,635	(2,278)	1,498
Comprehensive income	$14,211	$13,009	$7,200	$(20,209)	$14,211

Unaudited Condensed Consolidating Statements of Comprehensive Income
Six Months Ended June 30, 2011
(As Restated)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net income	$60,826	$48,641	$7,468	$(56,109)	$60,826
Other comprehensive income:
Foreign currency translation adjustment, net of tax	3,127	(244)	599	(355)	3,127
Unrealized (losses) gains on cash flow hedges, net of tax	(105)	—	—	—	(105)
Reclassification adjustment for gains in net income	(66)	—	—	—	(66)
Other comprehensive income	2,956	(244)	599	(355)	2,956
Comprehensive income	$63,782	$48,397	$8,067	$(56,464)	$63,782

Unaudited Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2012
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(1,053)	$54,799	$23,978	$—	$77,724
Investing Activities:
Change in restricted cash	—	5,401	8	—	5,409
Purchase of property and equipment	—	(2,728)	(2,108)	—	(4,836)
Proceeds from disposal of property and equipment	—	57	298	—	355
Net cash provided by (used in) investing activities	—	2,730	(1,802)	—	928
Financing Activities:
Issuance of common stock—equity plans	1,780	—	—	—	1,780
Purchase of treasury stock and other, net	(613)	—	—	—	(613)
Change in inter-company receivable/payable	—	(217)	217	—	—
Net cash (used in) provided by financing activities	1,167	(217)	217	—	1,167
Effect of exchange rates on cash and cash equivalents	—	—	(2,901)	—	(2,901)
Net increase (decrease) in cash and cash equivalents	114	57,312	19,492	—	76,918
Cash and Cash Equivalents, Beginning of Period	150,171	93,285	42,056	—	285,512
Cash and Cash Equivalents, End of Period	$150,285	$150,597	$61,548	$—	$362,430

Unaudited Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2011
(As Restated)
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$106,127	$(17,167)	$4,154	$—	$93,114
Investing Activities:
Change in restricted cash	(19)	(2,202)	(35)	—	(2,256)
Purchase of property and equipment	—	(4,196)	(619)	—	(4,815)
Proceeds from disposal of property and equipment	—	93	(43)	—	50
Net cash (used in) provided by investing activities	(19)	(6,305)	(697)	—	(7,021)
Financing Activities:
Issuance of common stock—equity plans	3,498	—	—	—	3,498
Purchase of treasury stock and other, net	(4,527)	—	—	—	(4,527)
Debt issuance costs	(1,701)	—	—	—	(1,701)
Conversion of warrants	671	—	—	—	671
Change in inter-company receivable/payable	—	614	(614)	—	—
Net cash provided by (used in) financing activities	(2,059)	614	(614)	—	(2,059)
Effect of exchange rates on cash and cash equivalents	—	—	1,106	—	1,106
Net increase in cash and cash equivalents	104,049	(22,858)	3,949	—	85,140
Cash and Cash Equivalents, Beginning of Period	46,012	87,619	37,987	—	171,618
Cash and Cash Equivalents, End of Period	$150,061	$64,761	$41,936	$—	$256,758

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

The following tables summarize the effects of the restatement on the condensed consolidated financial statements for the three and six months ended June 30, 2011:

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Software licenses	$26,915	$3,306	$30,221	$58,395	$7,470	$65,865
Maintenance services	66,100	31	66,131	130,868	45	130,913
Product revenues	96,865	3,337	100,202	198,107	7,515	205,622
Consulting services	59,033	(225)	58,808	116,677	(491)	116,186
Service revenues	65,545	(225)	65,320	127,909	(491)	127,418
Total revenues	162,410	3,112	165,522	326,016	7,024	333,040
Cost of maintenance services	14,672	64	14,736	28,658	64	28,722
Cost of product revenues	17,686	64	17,750	34,455	64	34,519
Cost of consulting services	47,575	(366)	47,209	94,178	(668)	93,510
Reimbursed expenses	6,512	—	6,512	11,231	1	11,232
Cost of service revenues	54,087	(366)	53,721	105,409	(667)	104,742
Total cost of revenues	71,773	(302)	71,471	139,864	(603)	139,261
Gross Profit	90,637	3,414	94,051	186,152	7,627	193,779
Product development	19,807	(45)	19,762	39,943	(89)	39,854
General and administrative	16,314	—	16,314	38,402	271	38,673
Restructuring charges	439	(470)	(31)	981	(470)	511
Total operating expenses	71,516	(515)	71,001	112,740	(288)	112,452
Operating income	19,121	3,929	23,050	73,412	7,915	81,327
Interest income and other, net	(881)	114	(767)	(2,151)	151	(2,000)
Income before income taxes	13,563	3,815	17,378	62,913	7,764	70,677
Income tax provision	3,444	1,221	4,665	7,266	2,585	9,851
Net income	10,119	2,594	12,713	55,647	5,179	60,826
Basic net income per common share	$0.24	$0.06	$0.30	$1.32	$0.12	$1.44
Diluted net income per common share	$0.24	$0.06	$0.30	$1.30	$0.13	$1.43

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

•	Adjustments to cost of revenue and operating expenses related to certain employee expenses and acquisition related costs associated with the acquisition of i2.

•	Provision for income taxes includes adjustments to deferred tax assets and income tax effects of other restatement adjustments.

The following tables present the effect of the restatement adjustments on the condensed consolidated statements of comprehensive income:

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net income	$10,119	$2,594	$12,713	$55,647	$5,179	$60,826
Foreign currency translation adjustment, net of tax	1,857	1	1,858	3,117	10	3,127
Unrealized gains (losses) on cash flow hedges, net of tax	(360)	90	(270)	(170)	65	(105)
Reclassification adjustment for (gains) losses in net income	—	(90)	(90)	—	(66)	(66)
Other comprehensive income	1,497	1	1,498	2,947	9	2,956
Comprehensive income	11,616	2,595	14,211	58,594	5,188	63,782

The following table presents the effect of the restatement adjustments on the consolidated statements of cash flows as well as the reclassification of payments of direct costs related to acquisitions in net cash provided by (used in) investing activities to net cash provided by operating activities as these amounts reflect certain acquired lease payments:

	Six Months Ended June 30, 2011
	As Reported	Adjustments	As Restated
Net income	$55,647	$5,179	$60,826
Deferred income taxes	4,379	2,586	6,965
Accounts receivable	(24,890)	2,978	(21,912)
Prepaid expenses and other assets	(9,861)	5,083	(4,778)
Accounts payable	(11,861)	(40)	(11,901)
Accrued expenses and other liabilities	(2,307)	(4,653)	(6,960)
Deferred revenue	42,124	(12,179)	29,945
Net cash provided by operating activities	94,160	(1,046)	93,114
Payment of direct costs related to acquisitions	(1,703)	1,703	—
Net cash (used in) provided by investing activities	(8,724)	1,703	(7,021)
Net increase in cash and cash equivalents	84,483	657	85,140
Cash and Cash Equivalents, End of Period	256,101	657	256,758

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

Restatement

See Note 14 to our Condensed Consolidated Financial Statements for a description of the restatement of our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011 and a summary of the impact of such restatement on the applicable unaudited quarterly financial information for the three and six months ended June 30, 2011 presented in this Quarterly Report.

Results of Operations

Revenues
The following table summarizes revenues and the components of total revenue as a percentage of total revenue (in thousands, except percentages):

	Three Months Ended June 30,				Dollar change from	Six Months Ended June 30,				Dollar change from
	2012		2011 (As Restated)		2011	2012		2011 (As Restated)		2011
Software licenses	$32,040	19%	$30,221	18%	$1,819	$57,433	17%	$65,865	20%	$(8,432)
Subscriptions and other recurring revenues	3,754	2%	3,850	2%	(96)	7,786	2%	8,844	3%	(1,058)
Maintenance services	66,815	40%	66,131	40%	684	133,528	40%	130,913	39%	2,615
Product revenues	102,609	61%	100,202	61%	2,407	198,747	60%	205,622	62%	(6,875)
Service revenues	66,148	39%	65,320	39%	828	132,196	40%	127,418	38%	4,778
Total revenues	$168,757	100%	$165,522	100%	$3,235	$330,943	100%	$333,040	100%	$(2,097)

Software and Subscription Revenues
The following table summarizes software and subscription revenues by region (in thousands):

	Three Months Ended June 30,		Dollar change from	Six Months Ended June 30,		Dollar change from
	2012	2011 (As Restated)	2011	2012	2011 (As Restated)	2011
Americas	$25,971	$22,371	$3,600	$43,787	$46,585	$(2,798)
Europe	4,536	8,619	(4,083)	14,139	20,546	(6,407)
Asia/Pacific	5,287	3,081	2,206	7,293	7,578	(285)
Total software & subscription revenues	$35,794	$34,071	$1,725	$65,219	$74,709	$(9,490)
The increase in software and subscription revenues for the three months ended June 30, 2012 is primarily due to stronger large dollar transaction sales in the Americas and stronger second quarter sales in Asia Pacific regions, partially offset by sales decreases in Europe, compared to the same quarter last year. There were 11 large transactions (greater than $1.0 million), in the three months ended June 30, 2012 as compared to 10 large transaction in same period of 2011. The decrease in software and subscription revenues for the six months ended June 30, 2012 is primarily due to a decrease in first quarter sales across all regions, compared to the same period last year. There were 18 large transactions (greater than $1.0 million), in the six months ended June 30, 2012 as compared to 19 large transaction in the same period of 2011. Our trailing twelve month average selling price increased slightly to $0.8 million at June 30, 2012 compared to $0.7 million at June 30, 2011.
Maintenance Services
Maintenance services revenues increased for the three months and six months ended June 30, 2012 compared to the three months and six months ended June 30, 2011 primarily due to the continued strong retention rate and the high level of attachment of maintenance contracts to new license deals. The year to date retention rate at June 30, 2012 remained high at 95.9% percent compared to 96.7% percent at June 30, 2011. Foreign exchange rate variances resulted in a $0.3 million decrease on maintenance services revenues for the three months ended June 30, 2012 when compared to the same periods in 2011.
Service Revenues
Service revenues, which include consulting services, Cloud Services, education services revenues, and reimbursed expenses, increased for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 primarily due to consulting services and improved realized billing rates, partially offset by a decrease in billable hours.
Gross Profits (in thousands, except percentage amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011 (As Restated)	2012	2011 (As Restated)
Total gross profit on product revenues	$84,967	$82,452	$164,573	$171,103
Total gross profit on service revenues	14,270	11,599	28,857	22,676
Product gross profit as a percentage of products sales	83%	82%	83%	83%
Service gross profit as a percentage of services	22%	18%	22%	18%

Gross Profit on Product Revenues. The increase in product gross profits for the three months ended June 30, 2012 as compared to the same period of 2011 is primarily due to higher product revenues. Product gross profits for the six months ended June 30, 2012 remained consistent as compared to the same period of 2011.
Gross Profit on Service Revenues. Gross profit and gross profit as a percentage of services for the three and six months ended June 30, 2012 increased due to the increase in average billing rates and relatively consistent utilization rates as compared to the same periods of 2011.

Operating Expenses
Product Development
The following table summarizes product development expenses in dollars and as a percentage of total revenues (in thousands, except percentage amounts):

	Three Months Ended June 30,				Dollar change from	Six Months Ended June 30,				Dollar change from
	2012		2011 (As Restated)		2011	2012		2011 (As Restated)		2011
Product development	$18,684	11%	$19,762	12%	$(1,078)	$37,804	11%	$39,854	12%	$(2,050)
Product development expense decreased in the three and six months ended June 30, 2012 and 2011, primarily due to a decrease of $1.5 million and $2.9 million, respectively, in salaries, benefits and share-based compensation expense.
We expect share-based compensation expense to increase in the second half of 2012 in connection with the August 2012 grant of equity awards.
Sales and Marketing
The following table summarizes sales and marketing expenses in dollars and as a percentage of total revenues (in thousands, except percentage amounts):

	Three Months Ended June 30,				Dollar change from	Six Months Ended June 30,				Dollar change from
	2012		2011		2011	2012		2011		2011
Sales and Marketing	$24,481	15%	$25,364	15%	$(883)	$49,367	15%	$51,604	15%	$(2,237)
Sales and marketing expenses in the three and six months ended June 30, 2012 decreased compared to the same period in 2011 primarily due to a decrease of $1.2 million and $3.3 million, respectively, in benefits, commissions and share-based compensation expense which was partially offset by an increase in salaries.
We expect share-based compensation expense to increase in the second half of 2012 in connection with the August 2012 grant of equity awards.
General and Administrative
The following table summarizes general and administrative expenses in dollars and as a percentage of total revenues (in thousands, except percentage amounts):

	Three Months Ended June 30,				Dollar change from	Six Months Ended June 30,				Dollar change from
	2012		2011		2011	2012		2011 (As Restated)		2011
General and administrative	$24,526	15%	$16,314	10%	$8,212	$49,345	15%	$38,673	12%	$10,672
General and administrative expenses were higher in the three months ended June 30, 2012 compared to the same period in 2011 due to a $1.7 million increase in salaries, incentive compensation, related benefits, recognition of $1.4 million foreign currency hedging losses, and $5.5 million of professional service fees associated with our investigation of our revenue accounting practices and the restatement of our previously issued financial statements. These additional costs were partially offset by a decrease of approximately $0.9 million of share-based compensation expense. General and administrative expenses were higher in the six months ended June 30, 2012 compared to the same period in 2011 due to a $0.9 million increase in salaries, incentive compensation, related benefits, recognition of $2.7 million foreign currency hedging loss, and $10.7 million of professional service fees associated with our investigation of our revenue accounting practices and the restatement of our previously issued financial statements. These additional costs were partially offset by a decrease of approximately $2.5 million of share-based compensation expense.
We expect share-based compensation expense to increase in the second half of 2012 in connection with the August 2012 grant of equity awards.

Amortization of Intangibles (in thousands):

	Three Months Ended June 30,		Dollar change from	Six Months Ended June 30,		Dollar change from
	2012	2011	2011	2012	2011	2011
Amortization of intangibles	$9,530	$9,592	$(62)	$19,060	$19,310	$(250)
Amortization of intangibles for three and six months ended June 30, 2012 remained relatively constant to the same periods in 2011.
Restructuring Charges (in thousands):

	Three Months Ended June 30,		Dollar change from	Six Months Ended June 30,		Dollar change from
	2012	2011 (As Restated)	2011	2012	2011 (As Restated)	2011
Restructuring charges	$224	$(31)	$255	$2,443	$511	$1,932
The increase in restructuring charges for the three and six month period ended June 30, 2012 compared to the same periods in 2011 was primarily due to charges of $0.2 million and $2.4 million, respectively, related to the 2012 restructuring plan. The restructuring charges for the three and six months ended June 30, 2012 included severance costs for former employees who were terminated in this period. As of June 30, 2012, approximately $1.3 million of costs associated with these restructuring charges have been paid and $1.1 million is included under the caption "Accrued expenses and other liabilities".
Other Operating Expenses (in thousands):

	Three Months Ended June 30,		Dollar change from	Six Months Ended June 30,		Dollar change from
	2012	2011	2011	2012	2011	2011
Litigation settlement	$—	$—	$—	$—	$(37,500)	$(37,500)
Litigation Settlement. We received $35.0 million in cash and a $2.5 million license and technical support credit related to a favorable litigation settlement of a patent infringement claim against Oracle Corporation in the first quarter of 2011.
Interest Expense and Other Income (in thousands):

	Three Months Ended June 30,		Dollar change from	Six Months Ended June 30,		Dollar change from
	2012	2011 (As Restated)	2011	2012	2011 (As Restated)	2011
Interest expense and amortization of loan fees	$6,537	$6,439	$98	$12,954	$12,650	$304
Interest Income and other, net	$(1,647)	$(767)	$(880)	$(1,939)	$(2,000)	$61
Interest Expense and Other Income. The interest expense and amortization of loan fees remained relatively flat for the periods presented above. The increase in interest income and other, net for the three months ended June 30, 2012 increased as compared to the same periods in 2011 as a result of net foreign currency gains while interest income and other, net for the six months ended June 30, 2012 and 2011 remained constant.
Income Tax Provision
We recorded an income tax provision of $6.3 million and $4.7 million for the three months ended June 30, 2012 and 2011, respectively, representing effective income tax rates of 37% and 27%, respectively. We recorded an income tax provision of $9.1 million and $9.9 million for the six months ended June 30, 2012 and 2011, respectively, representing effective income tax rates of 37% and 14%, respectively. Our effective income tax rate during the three and six months ended June 30, 2012 differs from our statutory rate of 35% primarily due to the mix of revenue by jurisdiction and state income taxes (net of federal benefit). Our effective income tax rate during the three and six months ended June 30, 2011 differs from our statutory rate of 35% primarily due to the mix of revenue by jurisdiction, state income taxes (net of federal benefit) and the tax benefits related to a specified tax deduction that offsets a substantial portion of our litigation settlements received in the first quarter of 2011 as well as settlement of foreign tax liabilities in the second quarter of 2011.
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

A summary of the revenues, income before income taxes and depreciation attributable to each of these reportable business segments for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011 (As Restated)	2012	2011 (As Restated)
Revenues:
Supply Chain	$164,593	$159,908	$321,432	$323,114
Pricing and Revenue Management	4,164	5,614	9,511	9,926
	$168,757	$165,522	$330,943	$333,040
Income (Loss) Before Income Taxes:
Supply Chain	$57,262	$48,853	$107,514	$102,636
Pricing and Revenue Management	(1,190)	72	(1,255)	(315)
Other (see below)	(39,170)	(31,547)	(81,863)	(31,644)
	$16,902	$17,378	$24,396	$70,677
Depreciation:
Supply Chain	$3,707	$3,300	$7,291	$6,559
Pricing and Revenue Management	86	105	170	210
	$3,793	$3,405	$7,461	$6,769
Other:
General and administrative	$24,526	$16,314	$49,345	$38,673
Amortization of intangible assets	9,530	9,592	19,060	19,310
Restructuring charge and adjustments to acquisition-related reserves	224	(31)	2,443	511
Litigation settlement	—	—	—	(37,500)
Interest expense and amortization of loan fees	6,537	6,439	12,954	12,650
Interest income and other, net	(1,647)	(767)	(1,939)	(2,000)
	$39,170	$31,547	$81,863	$31,644
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. During the three months ended June 30, 2012, there were no significant changes in our critical accounting policies and estimates compared to those set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

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
Upon this filing, we will be in compliance with all debt covenants. The delay in the filing of our March 31, 2012 Quarterly Report on Form 10-Q filing and our Annual Report on Form 10-K for the year ended December 31, 2011 did result in nonpayment defaults under (i) our Credit Agreement, and (ii) the Indenture governing our Senior Notes. In connection with the default under the Indenture, we have also incurred additional interest costs arising out of our election to pay an additional 50 basis points per annum in order to obtain forbearance of a default. We obtained a waiver under our Credit Agreement. See Note 7 to our Condensed Consolidated Financial Statements in Part I, Item 1, for further information. These defaults will be cured by this filing.
We anticipate that our existing capital resources, along with the cash to be generated from operations and our existing line of credit will enable us to maintain currently planned operations, debt repayments and capital expenditures for the foreseeable future.
The amount of cash and cash equivalents reported in the Company's Condensed Consolidated Balance Sheet as of June 30, 2012, was $362.4 million, $60.8 million of which was held in foreign subsidiaries, as compared to $285.5 million as of December 31, 2011, $41.0 million of which was held outside of the U.S.  After considering the working capital needs of the foreign subsidiaries, any tax effect of the repatriation would be nominal.
Cash Flows
Operating activities provided cash of $77.7 million and $93.1 million during the six months ended June 30, 2012 and 2011, respectively. The decrease in cash flow is a result of the inclusion of a $37.5 million favorable litigation settlement in 2011 net income. Changes in working capital provided approximately $21.6 million of cash in the six months ended June 30, 2012 and used approximately $15.6 million of cash in the six months ended June 30, 2011. This year over year improvement is due primarily to the favorable impact from the decrease in comparative accounts receivable and accrued liabilities movements. Net accounts receivable were $126.4 million, or 67 days sales outstanding ("DSO"), at June 30, 2012 compared to $114.8 million, or 56 days DSO, at December 31, 2011. DSO results can fluctuate significantly on a quarterly basis due to a number of factors including the timing of annual maintenance renewals, seasonality, the percentage of total revenues that comes from software license sales which may have installment payment terms, shifts in customer buying patterns, the timing of customer payments, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.
Investing activities provided $0.9 million and used $7.0 million of cash during the six months ended June 30, 2012 and 2011, respectively. Investing activities in 2012 and 2011 primarily related to the change in restricted cash and the purchase of property and equipment.
Financing activities provided $1.2 million of cash during the six months ended June 30, 2012 and used $2.1 million of cash during the same period in 2011. Financing activities include proceeds from the issuance of common stock under our stock plans and the repurchase of shares tendered by employees for payment of applicable statutory withholding taxes on the issuance of restricted stock. Additionally, in the six months ended June 30, 2011, we used $1.7 million in cash associated with our debt issuance costs on our new $100.0 million line of credit.
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
Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on June 30, 2012 were not effective because of the material weakness related to revenue recognition described below under Management's Report on Internal Control over Financial Reporting. The Public Company Accounting Oversight Board's (PCAOB) Auditing Standard No. 5 defines a material weakness as a deficiency, or combination of deficiencies, that result in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Not applicable

Item 3. Defaults Upon Senior Securities

Information pertaining to our nonpayment defaults under the Indenture governing our Senior Notes and undrawn Credit Facility that will be cured by the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the period ended March 31, 2012 can be found in Note 7 to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, and is incorporated by reference herein.

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

10.1	—
Letter Agreement among the JDA Software Group, Inc. and Arthur C. Young dated April 30, 2012 (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated April 30, 2012, as filed on May 2, 2012).

10.2 (1)	—	Offer Letter regarding David Kennedy's employment dated April 20, 2012.

31.1	—	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith).

31.2	—	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith).

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

101.INS*		XBRL Instance Document

101.SCH*		XBRL Schema Document

101.CAL*		XBRL Calculation Linkbase Document

101.DEF*		XBRL Definition Linkbase Document

101.LAB*		XBRL Labels Linkbase Document

101.PRE*		XBRL Presentation Linkbase Document
_______________________

(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.
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