Form 10-Q
period 2012-09-30
JDA SOFTWARE GROUP INC
filed 2012-11-01
CIK 1006892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 43,087,476 as of October 25, 2012

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Restatement

As described in JDA Software Group, Inc. (“we,” “JDA,” or the “Company)'s Annual Report on Form 10-K for the year ended December 31, 2011 (the "Form 10-K"), we have restated our financial statements and other information. For further discussion of the effects of the restatement, see Part 1, Item 1, “Financial Statements,” Note 14, “Restatement of Previously Issued Financial Statements,” to our Condensed Consolidated Financial Statements, Item 2, “Management's Discussion and Analysis of Results of Operations and Financial Condition,” and Item 4, “Controls and Procedures.”

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$408,284	$285,512
Restricted cash — current portion	3,004	8,733
Accounts receivable, net	96,814	114,778
Deferred tax assets — current portion	36,660	32,063
Prepaid expenses and other current assets	26,723	24,584
Total current assets	571,485	465,670
Non-Current Assets:
Restricted cash — long-term portion	410	652
Property and equipment, net	52,655	52,541
Goodwill	231,377	231,377
Other intangibles, net	108,185	141,882
Deferred tax assets — long-term portion	244,072	258,271
Other non-current assets	18,911	20,565
Total non-current assets	655,610	705,288
Total Assets	$1,227,095	$1,170,958
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,342	$7,740
Accrued expenses and other liabilities	80,760	73,111
Deferred revenue — current portion	116,372	108,217
Total current liabilities	205,474	189,068
Non-Current Liabilities:
Long-term debt	273,626	273,210
Accrued exit and disposal obligations	2,773	3,926
Liability for uncertain tax positions	3,194	4,098
Deferred revenue — long-term portion	5,252	8,115
Other non-current liabilities	5,247	1,368
Total non-current liabilities	290,092	290,717
Total Liabilities	495,566	479,785
Stockholders’ Equity:
Common stock	453	449
Additional paid-in capital	582,704	571,593
Retained earnings	180,906	154,551
Accumulated other comprehensive gain (loss)	3,702	(2,454)
Treasury stock	(36,236)	(32,966)
Total stockholders’ equity	731,529	691,173
Total Liabilities and Stockholders’ Equity	$1,227,095	$1,170,958

 See notes to Condensed Consolidated Financial Statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		As Restated (1)		As Restated (1)
REVENUES:
Software licenses	$27,544	$34,726	$84,977	$100,591
Subscriptions and other recurring revenues	3,909	3,738	11,695	12,582
Maintenance services	68,784	67,632	202,312	198,545
Product revenues	100,237	106,096	298,984	311,718
Consulting services	59,090	60,970	179,852	177,156
Reimbursed expenses	5,193	6,033	16,627	17,265
Service revenues	64,283	67,003	196,479	194,421
Total revenues	164,520	173,099	495,463	506,139
COST OF REVENUES:
Cost of software licenses	1,034	1,009	3,469	3,139
Amortization of acquired software technology	1,702	1,726	5,107	5,393
Cost of maintenance services	14,101	13,654	42,435	42,376
Cost of product revenues	16,837	16,389	51,011	50,908
Cost of consulting services	45,733	44,505	137,638	138,015
Reimbursed expenses	5,193	6,033	16,627	17,265
Cost of service revenues	50,926	50,538	154,265	155,280
Total cost of revenues	67,763	66,927	205,276	206,188
GROSS PROFIT	96,757	106,172	290,187	299,951
OPERATING EXPENSES:
Product development	18,297	18,747	56,101	58,601
Sales and marketing	24,265	25,756	73,632	77,360
General and administrative	21,009	15,815	70,354	54,488
Amortization of intangibles	9,530	9,562	28,590	28,872
Restructuring charges	(163)	768	2,280	1,279
Litigation settlement	—	—	—	(37,500)
Total operating expenses	72,938	70,648	230,957	183,100
OPERATING INCOME	23,819	35,524	59,230	116,851
Interest expense and amortization of loan fees	6,608	6,435	19,562	19,085
Interest income and other, net	(1,253)	(641)	(3,192)	(2,641)
INCOME BEFORE INCOME TAXES	18,464	29,730	42,860	100,407
Income tax provision	7,413	11,443	16,505	21,294
NET INCOME	$11,051	$18,287	$26,355	$79,113
Basic net income per common share	$0.26	$0.43	$0.62	$1.87
Diluted net income per common share	$0.26	$0.43	$0.61	$1.85
Shares used in computing basic net income per common share	42,969	42,511	42,852	42,334
Shares used in computing diluted net income per common share	43,191	42,795	42,992	42,715
(1) As restated - See Note 14 “Restatement of Previously Issued Financial Statements” of Notes to Condensed Consolidated Financial Statements.
See notes to Condensed Consolidated Financial Statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		As Restated (1)		As Restated (1)
Net income	$11,051	$18,287	$26,355	$79,113
Other comprehensive income:
Foreign currency translation adjustment, net of tax	4,104	(8,070)	1,900	(4,943)
Unrealized gains (losses) on cash flow hedges, net of tax	973	(2,801)	556	(2,906)
Reclassification adjustment for (gains) losses in net income	985	(54)	3,700	(120)
Other comprehensive income (loss)	6,062	(10,925)	6,156	(7,969)
Comprehensive income	$17,113	$7,362	$32,511	$71,144

(1) As restated - See Note 14 “Restatement of Previously Issued Financial Statements” of Notes to Condensed Consolidated Financial Statements.
See notes to Condensed Consolidated Financial Statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2012	2011
		As Restated (1)
Operating Activities:
Net income	$26,355	$79,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,932	44,261
Provision for doubtful accounts	204	—
Amortization of loan fees	1,853	1,739
Net gain on disposal of property and equipment	74	24
Stock-based compensation	8,716	12,161
Deferred income taxes	9,603	18,566
Changes in operating assets and liabilities:
Accounts receivable	18,927	(16,796)
Prepaid expenses and other assets	(1,967)	(2,974)
Accounts payable	488	(14,957)
Accrued expenses and other liabilities	3,329	659
Deferred revenue	5,640	8,245
Net cash provided by operating activities	118,154	130,041
Investing Activities:
Change in restricted cash	5,971	(2,293)
Purchase of property and equipment	(8,875)	(7,625)
Proceeds from disposal of property and equipment	397	51
Net cash used in investing activities	(2,507)	(9,867)
Financing Activities:
Issuance of common stock	2,399	5,261
Purchase of treasury stock	(3,270)	(5,166)
Proceeds from bank advances	7,090	—
Debt issuance costs	—	(1,727)
Conversion of warrants	—	671
Net cash provided by (used in) financing activities	6,219	(961)
Effect of exchange rates on cash and cash equivalents	906	(1,173)
Net increase in cash and cash equivalents	122,772	118,040
Cash and Cash Equivalents, Beginning of Period	285,512	171,618
Cash and Cash Equivalents, End of Period	$408,284	$289,658
Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$6,887	$9,709
Cash paid for interest	$11,356	$11,029
Cash received for income tax refunds	$1,878	$1,320
Capital expenditures incurred but not yet paid	$2,798	$68

(1) As restated - See Note 14 “Restatement of Previously Issued Financial Statements” of Notes to Condensed Consolidated Financial Statements.
See notes to Condensed Consolidated Financial Statements.

JDA SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with the Financial Accounting Standards Board (FASB) Standard Accounting Codification ("Codification"), which is the authoritative source of generally accepted accounting principles ("GAAP") for nongovernmental entities in the United States. The interim financial statements do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.
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

2. Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). This ASU amends current fair value measurement and disclosure guidance to include increased transparency around valuation input and investment categorization, particularly for level 3 fair value measurements. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption not permitted. The Company's fair value of its 8% Senior Notes due 2014 (the "Senior Notes") is derived using quoted prices for similar liabilities in active markets (Level 2 inputs) and it does not currently have Level 3 measurements; therefore, the adoption of ASU 2011-04 did not have an impact on our Condensed Consolidated Financial Statements.

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

	September 30, 2012			December 31, 2011
	Gross Notional	Prepaid Expenses and Other Current Assets	Accrued Expenses and Other Liabilities	Gross Notional	Prepaid Expenses and Other Current Assets	Accrued Expenses and Other Liabilities
Foreign currency forward contract not designated as hedging instruments	$57,598	$684	$—	$64,451	$—	$364
Foreign currency forward contract designated as hedging instruments	$17,967	$1,126	$—	$42,373	$—	$4,046
Effects of Derivative Instruments on Income and Other Comprehensive Income
The before-tax effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Gain (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2012	2011	2012	2011
Foreign exchange contracts not designated as hedges	Interest income and other, net	$927	$(2,586)	$1,430	$(637)

The before-tax effect of derivative instruments in cash flow hedging for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)			Gain (Loss) Recognized in Income Derivative (Ineffective portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2012	2011	Location	2012	2011	Location	2012	2011

Foreign exchange contracts designated as hedges	$973	$(2,801)	General and administration	$(985)	$54	Interest income and other, net	$546	$383

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)			Gain (Loss) Recognized in Income Derivative (Ineffective portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Location	2012	2011	Location	2012	2011

Foreign exchange contracts designated as hedges	$556	$(2,906)	General and administration	$(3,700)	$120	Interest income and other, net	$1,703	$1,496

4. Goodwill and Other Intangibles, net
Goodwill consists of the following:

	September 30, 2012	December 31, 2011
Gross goodwill	$241,090	$241,090
Accumulated impairment losses	(9,713)	(9,713)
Goodwill, net	$231,377	$231,377

Other identifiable intangibles consist of the following:

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer-based	$257,983	$(181,762)	$76,221	$257,983	$(155,318)	$102,665
Technology-based	90,147	(64,856)	25,291	90,147	(59,749)	30,398
Marketing-based	19,491	(12,818)	6,673	19,491	(10,672)	8,819
Other amortized intangible assets, net	$367,621	$(259,436)	$108,185	$367,621	$(225,739)	$141,882

Goodwill. We had no impairment of our goodwill balances during the nine months ended September 30, 2012 the next annual impairment test will be performed in fourth quarter 2012. As of September 30, 2012, the goodwill balance has been allocated to our reporting units as follows: $227.7 million to Supply Chain and $3.7 million to Pricing and Revenue Management.

To date our Pricing and Revenue Management segment has not achieved its current year revenue projections and may not achieve our original projections for 2012, which could result in a revenue decline from 2011. We have considered this impairment indicator and evaluated impairment for the segment's assets for the quarter ended September 30, 2012 and have determined that there is no impairment. We will continue to monitor the revenues and projections for Pricing and Revenue Management and it is possible that this assessment could lead to an impairment against this business segment, which includes $3.7 million in a goodwill intangible asset, if there is a further decline in the segment's operating results.

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
Amortization expense is reported in the Condensed Consolidated Statements of Income within cost of revenues under the caption "Amortization of acquired software technology" and in operating expenses under the caption "Amortization of intangibles." As of September 30, 2012 we expect amortization expense for the remainder of 2012 and thereafter to be as follows:

Amortization
For the Year Ending December 31,	Expense
2012, remainder thereof	$11,233
2013	44,240
2014	27,352
2015	13,006
2016	11,489
Thereafter	865
Total	$108,185

5. Restructuring Reserves

2012 Restructuring Plan
We expect to record restructuring charges of approximately $2.5 million during fiscal 2012 to re-align certain areas of our services group and some other administrative positions to a more central strategy. During the nine months ending September 30, 2012 we have incurred $2.5 million of restructuring charges related to employee termination benefits and severance. As of September 30, 2012, approximately $2.3 million of costs associated with these restructuring charges have been paid and $0.2 million is included under the caption "Accrued expenses and other liabilities" and we expect to pay these costs by December 31, 2012.
A summary of the restructuring charges is as follows:

	Initial	Additions	Cash	Non-Cash	Impact of Changes in Exchange	Balance
Description of charge	Reserve	to Reserves	Charges	Settlements	Rates	September 30, 2012
Employee severance and termination benefits	$2,449	$1	$(2,256)	$—	$(34)	$160
2010 Restructuring Plan
We recorded restructuring charges of $19.5 million in 2010 and $1.6 million in 2011 primarily for termination benefits, office closures and contract terminations associated with the acquisition of i2 Technologies, Inc. ("i2") and the continued transition of additional on-shore activities to our Center of Excellence facilities. The charges include $14.9 million for termination benefits related to a workforce reduction of approximately 200 employees primarily in general and administrative, sales and marketing and product development positions primarily in the Americas. In addition, the charges include $6.0 million for estimated costs to close and integrate redundant office facilities and for the integration of information technology and termination of certain i2 contracts that have no future economic benefit to the Company and are incremental to the other costs that will be incurred by the combined Company. As of September 30, 2012, approximately $17.9 million of the costs associated with these restructuring charges have been paid, $1.2 million is included under the caption "Accrued expenses and other liabilities" and $0.3 million is included under the caption "Accrued exit and disposal obligations".

A summary of the restructuring charges is as follows:

	Initial	Additions	Cash	Non-Cash	Impact of Changes in Exchange	Balance	Adjustments	Cash	Non-Cash	Impact of Changes in Exchange	Balance
Description of charge	Reserve	to Reserves	Charges	Settlements	Rates	December 31, 2011	to Reserves	Charges	Settlements	Rates	September 30, 2012
Termination benefits	$14,098	$826	$(14,990)	$—	$73	$7	$1	$(8)	$—	$—	$—
Office closures and other restructuring	5,380	789	(2,652)	(996)	70	2,591	(163)	(255)	(416)	(11)	1,746
Total	$19,478	$1,615	$(17,642)	$(996)	$143	$2,598	$(162)	$(263)	$(416)	$(11)	$1,746

The balance in the reserve for office closures is primarily related to redundant office facility leases in Dallas, Texas and the United Kingdom and will be reduced as payments are made over the related lease terms that extend through 2014.

6. Acquisition Reserves
We recorded initial acquisition reserves of $47.4 million for restructuring charges and other direct costs associated with the acquisition of Manugistics in 2006. The restructuring charges were primarily related to facility closures, employee severance and termination benefits and other direct costs associated with the acquisition, including investment banker fees, change-in-control payments, and legal and accounting costs. The unused portion of the acquisition reserves at September 30, 2012 includes $0.8 million of current liabilities under the caption "Accrued expenses and other liabilities" and $2.7 million of non-current liabilities under the caption "Accrued exit and disposal obligations."
A summary of the charges and adjustments recorded against the reserves is as follows:

	Initial	Adjustments	Cash	Impact of Changes in Exchange	Balance	Adjustment	Cash	Impact of Changes in Exchange	Balance
Description of charge	Reserve	to Reserves	Charges	Rates	December 31, 2011	to Reserves	Charges	Rates	September 30, 2012
Acquisition reserves:
Office closures, lease termination and sublease costs	$29,212	$651	$(22,837)	$(862)	$6,164	$(438)	$(2,412)	$138	$3,452
Employee severance and termination benefits	3,607	(840)	(2,842)	75	—	—	—	—	—
IT projects, contract termination penalties, capital lease buyouts and other costs to exits activities of Manugistics	1,450	222	(1,672)	—	—	—	—	—	—
	34,269	33	(27,351)	(787)	6,164	(438)	(2,412)	138	3,452
Direct costs:	13,125	6	(13,131)	—	—	—	—	—	—
Total	$47,394	$39	$(40,482)	$(787)	$6,164	$(438)	$(2,412)	$138	$3,452
The balance in the reserve for office closures, lease termination and sublease costs is primarily related to office facility leases in Rockville, Maryland and the United Kingdom and will be reduced as payments are made over the related lease terms that extend through 2018.
In 2010 in connection with our acquisition of i2, we assumed an unfavorable lease of $1.2 million for the Dallas, Texas office which was recorded in the purchase price allocation at December 31, 2011. As of September 30, 2012, $0.3 million remains in current liabilities under the caption of "Accrued expenses and other liabilities" and $0.1 million remains in non-current liabilities under the caption "Accrued exit and disposal obligations."

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
The Senior Notes have a five-year term and mature on December 15, 2014. Interest is computed on the basis of a 360-day year composed of twelve 30-day months, and is payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2010. In connection with the failure to timely file the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2012, we elected to pay an additional 50 basis points per annum of interest on the Senior Notes to gain forbearance under the terms of our Indenture, dated as of December 10, 2009, by and among the Company, the guarantors thereto, and U.S. Bank National Association, as trustee (the "Indenture"), governing the Senior Notes. The period during which we were required to pay additional interest on the Senior Notes began on June 1, 2012 and ended August 6, 2012. We have incurred approximately $0.3 million in additional interest on the Senior Notes during 2012. The obligations under the Senior Notes are fully and unconditionally guaranteed on a senior basis by substantially all of our existing and future domestic subsidiaries (including, following the merger, i2 and its domestic subsidiaries).
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
The fair value using quoted prices for similar liabilities in active markets (Level 2 inputs) of the Senior Notes was $287.4 million and $296.3 million, respectively, at September 30, 2012 and December 31, 2011.
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
The failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2012 caused us to be in nonpayment default under our Credit Agreement. We obtained waivers under our Credit Agreement with respect to these defaults, which were cured by the filing of those reports on August 6, 2012.

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
On April 5, 2012, the Company and Sky entered into a settlement agreement. The terms of the settlement agreement included the following: (i) the Company would pay $4.0 million to Sky by April 12, 2012; (ii) dismissal with prejudice of all legal proceedings related to the litigation, (iii) mutual releases and covenants not to sue; and (iv) Sky granting a license to the Company of Sky's patents. The company recorded the settlement in the fourth quarter 2011.
Beaver County Retirement Fund v JDA Software Group Inc, C.A. No. 7446-ML
On April 20, 2012, Beaver County Retirement Fund, a stockholder of the Company, commenced an action in the Delaware Court of Chancery (C.A. No. 7446-ML) seeking access to certain books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law. On May 15, 2012, the Company filed a motion to dismiss the complaint for failure to state a claim upon which relief could be granted. To date, no briefing schedule on the Company's motion to dismiss has been set by the Court of Chancery. At this time, the outcome of this case is uncertain, therefore, no estimation can be made of an amount of probable loss.

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
In conjunction with this investigation, we:

•
responded to comment letters from the SEC's Division of Corporation Finance regarding its revenue recognition policies and the restatement and believe we have addressed the SEC's comments although the SEC's review is not complete and they may have further comments; and

•	provided the SEC's Division of Enforcement with information and documents it requested.
The Audit Committee, with its outside advisors, has completed the internal investigation. The investigation uncovered no evidence of fraud or intentional wrongdoing.  The Company continues to cooperate with the SEC in connection with its investigation.
We are involved in other legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not currently believe the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows. In determining whether litigation could have a material and adverse effect on our financial statements, we first review loss probability and whether a loss can be reasonably estimated according to Accounting Standard Codification (ASC) 450-20, and then review whether resulting contingencies are material to us. The matters described above are either immaterial or potential losses corresponding to such matters cannot be reasonably estimated.

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
In August 2012, the Board approved a stock-based incentive program for 2012 ("2012 Performance Program"). The 2012 Performance Program provides for the issuance of contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we are able to achieve a defined adjusted EBITDA performance threshold goal in 2012. A partial pro-rata issuance of performance share awards will be made if we achieve a minimum adjusted EBITDA performance threshold. The 2012 Performance Program provides for the issuance of up to approximately $18.8 million of targeted value of contingently issuable performance share awards. The performance share awards will vest 50% on the date in 2013 that the Company issues its 2012 audited financial statements with one-half of the remaining 50% vesting on each of the next two anniversaries of the initial vest date. Our performance against the defined performance threshold goal will be evaluated on a quarterly basis throughout 2012 and share-based compensation will be recognized over the requisite service periods that run from the date of board approval through February 2015. The amount of stock based compensation expense related to the 2012 Performance Program was $2.4 million for the quarter ended September 30, 2012.
The Company has recognized stock-based compensation as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of maintenance services	$210	$117	$492	$458
Cost of consulting services	538	407	1,213	1,590
Product development	556	284	1,087	1,520
Sales and marketing	906	223	2,004	3,083
General and administrative	1,942	1,075	3,920	5,510
Total stock-based compensation expense	$4,152	$2,106	$8,716	$12,161

10. Income Taxes
For the nine months ended September 30, 2012, income taxes were calculated using the liability method. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted by any discrete events, which are reported in the period in which they occur. This estimate is re-evaluated each quarter based on our estimated tax expense for the year.
We recorded an income tax provision of $7.4 million and $11.4 million for the three months ended September 30, 2012 and 2011, respectively, representing effective income tax rates of 40.2% and 38.5%, respectively. We recorded an income tax provision of $16.5 million and $21.3 million for the nine months ended September 30, 2012 and 2011, respectively, representing effective income tax rates of 38.5% and 21.2%, respectively. Our effective income tax rate during the three and nine months ended September 30, 2012 differs from our statutory rate of 35% primarily due to the mix of net income by jurisdiction, state income taxes (net of federal benefit), settlement of foreign audits and other nondeductible items. Our effective income tax rate during the three and nine months ended September 30, 2011 differs from our statutory rate of 35% primarily due to the mix of net income by jurisdiction, state income taxes (net of federal benefit) and the tax benefits related to a specified tax deduction that offsets a substantial portion of our litigation settlements received in the first quarter 2011 as well as settlement of foreign tax liabilities in the second quarter 2011.
As of September 30, 2012 approximately $7.3 million of unrecognized tax benefits would impact our effective tax rate if recognized. It is reasonably possible that approximately $0.2 million of unrecognized tax benefits will be recognized within the next twelve months. We have recorded a valuation allowance against the Arizona research and development credit, certain state net operating losses and certain foreign tax attribute carryforwards as we do not expect to be able to utilize them prior to their expiration.
We treat interest and penalties related to uncertain tax positions as a component of income tax expense. We have accrued interest and penalties/(benefits) related to uncertain tax positions of $0.1 million and $0.3 million in the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and December 31, 2011 there are approximately $3.2 million and $3.1 million, respectively, of interest and penalty accruals related to uncertain tax positions which are reflected in the Condensed Consolidated Balance Sheet under the caption “Liability for uncertain tax positions.” To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision.
We conduct business globally and, as a result, JDA Software Group, Inc. or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subjected to examination by taxing authorities throughout the world, including the United States, India and the United Kingdom. We are currently under audit in the U.S. for the 2010 and 2011 tax years. Audits are in process in India covering multiple years. The finalization of these audits has not yet occurred. However, we do not anticipate any material adjustments.
We have participated in the Compliance Audit Assurance Program ("CAP") since 2007. The Internal Revenue Service has completed their review of our tax returns for 2010 and prior years. No material adjustments have been made as a result of these examinations.

11. Earnings per Share
The dilutive effect of all outstanding stock options and unvested restricted stock units and performance share awards is included in the diluted earnings per share calculations using the treasury stock method. In addition, contingently issuable restricted stock units or performance share awards for which all necessary conditions had not been met have been excluded from the calculation. Diluted earnings per share applicable to common shareholders excludes vested options for the purchase of common stock that have grant prices in excess of the average market price, or which are otherwise anti-dilutive. For the three and nine months ended September 30, 2012 and 2011, respectively, less than 0.1 million shares were excluded from the calculation of diluted earnings per share applicable to common shareholder calculations, as these shares relate to anti-dilutive stock options and restricted stock-based awards as calculated using the treasury stock method and could be dilutive in the future.
Earnings per share for three and nine months ended September 30, 2012 and 2011 are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net income	$11,051	$18,287	$26,355	$79,113
Denominator:
Shares used in computing basic earnings per share	42,969	42,511	42,852	42,334
Dilutive common stock equivalents	222	284	140	381
Shares used in computing diluted earnings per share	43,191	42,795	42,992	42,715
Basic earnings per share	$0.26	$0.43	$0.62	$1.87
Diluted earnings per share	$0.26	$0.43	$0.61	$1.85

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

A summary of the revenues, income before income taxes and depreciation attributable to each of these reportable business segments for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Supply Chain	$160,147	$166,850	$481,579	$489,964
Pricing and Revenue Management	4,373	6,249	13,884	16,175
	$164,520	$173,099	$495,463	$506,139
Income (Loss) Before Income Taxes:
Supply Chain	$54,694	$60,399	$162,318	$163,036
Pricing and Revenue Management	(499)	1,270	(1,864)	954
Other (see below)	(35,731)	(31,939)	(117,594)	(63,583)
	$18,464	$29,730	$42,860	$100,407
Depreciation:
Supply Chain	$3,693	$3,132	$10,974	$9,692
Pricing and Revenue Management	81	95	261	305
	$3,774	$3,227	$11,235	$9,997
Other:
General and administrative	$21,009	$15,815	$70,354	$54,488
Amortization of intangible assets	9,530	9,562	28,590	28,872
Restructuring charge and adjustments to acquisition-related reserves	(163)	768	2,280	1,279
Litigation settlement	—	—	—	(37,500)
Interest expense and amortization of loan fees	6,608	6,435	19,562	19,085
Interest income and other, net	(1,253)	(641)	(3,192)	(2,641)
	$35,731	$31,939	$117,594	$63,583
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
The following tables present the Condensed Consolidating Balance Sheets as of September 30, 2012 and December 31, 2011, the Condensed Consolidating Statements of Income for the three and nine months ended September 30, 2012 and 2011, the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011 and the Condensed Consolidating Statements of Cash Flow for the nine months ended September 30, 2012 and 2011 for (i) JDA Software Group, Inc. - the parent company and issuer of the Senior Notes, (ii) the guarantor subsidiaries on a combined basis, (iii) the non-guarantor subsidiaries on a combined basis, (iv) elimination adjustments, and (v) total consolidating amounts. In connection with the restatement of our historical results as described in Note 14, “Restatement of Previously Issued Financial Statements,” the Company also made the following adjustments to its historical presentation of its consolidating financial information: (i) movement of cash and restricted cash from the Guarantor Subsidiaries column to the JDA Software Group, Inc. column to reflect the underlying ownership of the cash, (ii) movement of portion of the intercompany accounts cash flows amongst the columns to reflect the underlying ownership of the intercompany accounts, (iii) movement of the payments of direct costs from acquisitions from investing activities on the cash flow statement to operating activities to align with the restated Consolidated Statements of Cash Flows and (iv) movement of the effect of exchange rates on cash and cash equivalents from the Guarantor Subsidiaries column to the Non-Guarantor Subsidiaries column on the cash flow statement to reflect the effect of translation amounts. The condensed consolidating financial information should be read in conjunction with the Condensed Consolidated Financial Statements herein as well as in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on form 10-K for the year ended December 31, 2011.

Unaudited Condensed Consolidating Balance Sheets
September 30, 2012
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$150,354	$184,934	$72,996	$—	$408,284
Restricted cash — current portion	—	2,794	210	—	3,004
Account receivable, net	—	75,458	21,356	—	96,814
Deferred tax assets — current portion	—	32,250	4,410	—	36,660
Prepaid expenses and other current assets	9,069	8,330	9,324	—	26,723
Total current assets	159,423	303,766	108,296	—	571,485
Non-Current Assets:
Restricted cash — long-term portion	—	—	410	—	410
Property and equipment, net	—	44,931	7,724	—	52,655
Goodwill	—	231,377	—	—	231,377
Other intangibles, net	—	108,185	—	—	108,185
Deferred tax assets — long-term portion	—	238,259	5,813	—	244,072
Other non-current assets	4,099	1,057	13,755	—	18,911
Investment in subsidiaries	277,123	10,070	—	(287,193)	—
Inter-company accounts	571,183	(560,795)	(10,388)	—	—
Total non-current assets	852,405	73,084	17,314	(287,193)	655,610
Total Assets	$1,011,828	$376,850	$125,610	$(287,193)	$1,227,095
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$6,984	$1,358	$—	$8,342
Accrued expenses and other liabilities	6,673	35,773	38,314	—	80,760
Deferred revenue — current portion	—	106,560	9,812	—	116,372
Total current liabilities	6,673	149,317	49,484	—	205,474
Non-Current Liabilities:
Long-term debt	273,626	—	—	—	273,626
Accrued exit and disposal obligations	—	466	2,307	—	2,773
Liability for uncertain tax positions	—	1,768	1,426	—	3,194
Deferred revenue — long-term portion	—	5,229	23	—	5,252
Other non-current liabilities	—	4,230	1,017	—	5,247
Total non-current liabilities	273,626	11,693	4,773	—	290,092
Total Liabilities	280,299	161,010	54,257	—	495,566
Stockholders’ Equity	731,529	215,840	71,353	(287,193)	731,529
Total Liabilities and Stockholders’ Equity	$1,011,828	$376,850	$125,610	$(287,193)	$1,227,095

Condensed Consolidating Balance Sheets
December 31, 2011
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$150,171	$93,285	$42,056	$—	$285,512
Restricted cash — current portion	—	8,515	218	—	8,733
Account receivable, net	—	89,656	25,122	—	114,778
Deferred tax assets — current portion	—	27,543	4,520	—	32,063
Prepaid expenses and other current assets	9,362	45	15,177	—	24,584
Total current assets	159,533	219,044	87,093	—	465,670
Non-Current Assets:
Restricted cash — long-term portion	—	—	652	—	652
Property and equipment, net	—	45,920	6,621	—	52,541
Goodwill	—	231,377	—	—	231,377
Other intangibles, net	—	141,882	—	—	141,882
Deferred tax assets — long-term portion	—	252,469	5,802	—	258,271
Other non-current assets	5,536	1,047	13,982	—	20,565
Investment in subsidiaries	235,908	41,030	—	(276,938)	—
Inter-company accounts	568,429	(580,202)	11,773	—	—
Total non-current assets	809,873	133,523	38,830	(276,938)	705,288
Total Assets	$969,406	$352,567	$125,923	$(276,938)	$1,170,958
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$5,954	$1,786	$—	$7,740
Accrued expenses and other liabilities	5,023	36,986	31,102	—	73,111
Deferred revenue — current portion	—	84,237	23,980	—	108,217
Total current liabilities	5,023	127,177	56,868	—	189,068
Non-Current Liabilities:
Long-term debt	273,210	—	—	—	273,210
Accrued exit and disposal obligations	—	1,142	2,784	—	3,926
Liability for uncertain tax positions	—	1,645	2,453	—	4,098
Deferred revenue — long-term portion	—	7,804	311	—	8,115
Other non-current liabilities	—	588	780	—	1,368
Total non-current liabilities	273,210	11,179	6,328	—	290,717
Total Liabilities	278,233	138,356	63,196	—	479,785
Stockholders’ Equity	691,173	214,211	62,727	(276,938)	691,173
Total Liabilities and Stockholders’ Equity	$969,406	$352,567	$125,923	$(276,938)	$1,170,958

Unaudited Condensed Consolidating Statements of Income
Three Months Ended September 30, 2012
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Software licenses	$—	$27,297	$247	$—	$27,544
Subscriptions and other recurring revenues	—	3,909	—	—	3,909
Maintenance services	—	61,615	7,169	—	68,784
Product revenues	—	92,821	7,416	—	100,237
Consulting services	—	38,924	20,166	—	59,090
Reimbursed expenses	—	3,266	1,927	—	5,193
Service revenues	—	42,190	22,093	—	64,283
Total revenues	—	135,011	29,509	—	164,520
COST OF REVENUES:
Cost of software licenses	—	1,034	—	—	1,034
Amortization of acquired software technology	—	1,702	—	—	1,702
Cost of maintenance services	—	9,111	4,990	—	14,101
Cost of product revenues	—	11,847	4,990	—	16,837
Cost of consulting services	—	28,871	16,862	—	45,733
Reimbursed expenses	—	3,266	1,927	—	5,193
Cost of service revenues	—	32,137	18,789	—	50,926
Total cost of revenues	—	43,984	23,779	—	67,763
GROSS PROFIT	—	91,027	5,730	—	96,757
OPERATING EXPENSES:
Product development	—	11,277	7,020	—	18,297
Sales and marketing	—	15,579	8,686	—	24,265
General and administrative	985	16,264	3,760	—	21,009
Amortization of intangibles	—	9,530	—	—	9,530
Restructuring charges	—	2	(165)	—	(163)
Total operating expenses	985	52,652	19,301	—	72,938
OPERATING INCOME (LOSS)	(985)	38,375	(13,571)	—	23,819
Interest expense and amortization of loan fees	6,383	185	40	—	6,608
Interest income and other, net	(777)	17,714	(18,190)	—	(1,253)
Income tax provision	(2,505)	8,211	1,707	—	7,413
Equity in earnings of subsidiaries, net	15,137	2,365	—	(17,502)	—
NET INCOME (LOSS)	$11,051	$14,630	$2,872	$(17,502)	$11,051

Unaudited Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2012
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Software licenses	$—	$84,263	$714	$—	$84,977
Subscriptions and other recurring revenues	—	11,695	—	—	11,695
Maintenance services	—	173,032	29,280	—	202,312
Product revenues	—	268,990	29,994	—	298,984
Consulting services	—	122,195	57,657	—	179,852
Reimbursed expenses	—	10,860	5,767	—	16,627
Service revenues	—	133,055	63,424	—	196,479
Total revenues	—	402,045	93,418	—	495,463
COST OF REVENUES:
Cost of software licenses	—	3,469	—	—	3,469
Amortization of acquired software technology	—	5,107	—	—	5,107
Cost of maintenance services	—	26,569	15,866	—	42,435
Cost of product revenues	—	35,145	15,866	—	51,011
Cost of consulting services	—	88,796	48,842	—	137,638
Reimbursed expenses	—	10,860	5,767	—	16,627
Cost of service revenues	—	99,656	54,609	—	154,265
Total cost of revenues	—	134,801	70,475	—	205,276
GROSS PROFIT	—	267,244	22,943	—	290,187
OPERATING EXPENSES:
Product development	—	34,539	21,562	—	56,101
Sales and marketing	—	46,838	26,794	—	73,632
General and administrative	3,700	54,627	12,027	—	70,354
Amortization of intangibles	—	28,590	—	—	28,590
Restructuring charges	—	439	1,841	—	2,280
Total operating expenses	3,700	165,033	62,224	—	230,957
OPERATING INCOME (LOSS)	(3,700)	102,211	(39,281)	—	59,230
Interest expense and amortization of loan fees	18,904	534	124	—	19,562
Interest income and other, net	(1,700)	51,311	(52,803)	—	(3,192)
Income tax provision	(7,944)	20,141	4,308	—	16,505
Equity in earnings of subsidiaries, net	39,315	5,901	—	(45,216)	—
NET INCOME (LOSS)	$26,355	$36,126	$9,090	$(45,216)	$26,355

Unaudited Condensed Consolidating Statements of Income
Three Months Ended September 30, 2011
(As Restated)
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Software licenses	$—	$34,660	$66	$—	$34,726
Subscriptions and other recurring revenues	—	3,738	—	—	3,738
Maintenance services	—	47,448	20,184	—	67,632
Product revenues	—	85,846	20,250	—	106,096
Consulting services	—	37,338	23,632	—	60,970
Reimbursed expenses	—	3,762	2,271	—	6,033
Service revenues	—	41,100	25,903	—	67,003
Total revenues	—	126,946	46,153	—	173,099
COST OF REVENUES:
Cost of software licenses	—	1,009	—	—	1,009
Amortization of acquired software technology	—	1,726	—	—	1,726
Cost of maintenance services	—	8,531	5,123	—	13,654
Cost of product revenues	—	11,266	5,123	—	16,389
Cost of consulting services	—	26,699	17,806	—	44,505
Reimbursed expenses	—	3,762	2,271	—	6,033
Cost of service revenues	—	30,461	20,077	—	50,538
Total cost of revenues	—	41,727	25,200	—	66,927
GROSS PROFIT	—	85,219	20,953	—	106,172
OPERATING EXPENSES:
Product development	—	11,219	7,528	—	18,747
Sales and marketing	—	15,636	10,120	—	25,756
General and administrative	(54)	11,936	3,933	—	15,815
Amortization of intangibles	—	9,562	—	—	9,562
Restructuring charges	—	370	398	—	768
Total operating expenses	(54)	48,723	21,979	—	70,648
OPERATING INCOME (LOSS)	54	36,496	(1,026)	—	35,524
Interest expense and amortization of loan fees	6,249	137	49	—	6,435
Interest income and other, net	108	4,735	(5,484)	—	(641)
Income tax provision	(2,425)	12,418	1,450	—	11,443
Equity in earnings of subsidiaries, net	22,165	1,634	—	(23,799)	—
NET INCOME (LOSS)	$18,287	$20,840	$2,959	$(23,799)	$18,287

Unaudited Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2011
(As Restated)
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Software licenses	$—	$100,525	$66	$—	$100,591
Subscriptions and other recurring revenues	—	12,582	—	—	12,582
Maintenance services	—	139,208	59,337	—	198,545
Product revenues	—	252,315	59,403	—	311,718
Consulting services	—	117,588	59,568	—	177,156
Reimbursed expenses	—	11,012	6,253	—	17,265
Service revenues	—	128,600	65,821	—	194,421
Total revenues	—	380,915	125,224	—	506,139
COST OF REVENUES:
Cost of software licenses	—	3,139	—	—	3,139
Amortization of acquired software technology	—	5,393	—	—	5,393
Cost of maintenance services	—	26,958	15,418	—	42,376
Cost of product revenues	—	35,490	15,418	—	50,908
Cost of consulting services	—	86,857	51,158	—	138,015
Reimbursed expenses	—	11,012	6,253	—	17,265
Cost of service revenues	—	97,869	57,411	—	155,280
Total cost of revenues	—	133,359	72,829	—	206,188
GROSS PROFIT	—	247,556	52,395	—	299,951
OPERATING EXPENSES:
Product development	—	36,139	22,462	—	58,601
Sales and marketing	—	47,154	30,206	—	77,360
General and administrative	(120)	43,440	11,168	—	54,488
Amortization of intangibles	—	28,872	—	—	28,872
Restructuring charges	—	616	663	—	1,279
Litigation settlement	—	(37,500)	—	—	(37,500)
Total operating expenses	(120)	118,721	64,499	—	183,100
OPERATING INCOME (LOSS)	120	128,835	(12,104)	—	116,851
Interest expense and amortization of loan fees	18,499	398	188	—	19,085
Interest income and other, net	(1,100)	24,158	(25,699)	—	(2,641)
Income tax provision	(6,566)	24,880	2,980	—	21,294
Equity in earnings of subsidiaries, net	89,826	(9,918)	—	(79,908)	—
NET INCOME (LOSS)	$79,113	$69,481	$10,427	$(79,908)	$79,113

Unaudited Condensed Consolidating Statements of Comprehensive Income
Three Months Ended September 30, 2012
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net income	$11,051	$14,630	$2,872	$(17,502)	$11,051
Other comprehensive income:
Foreign currency translation adjustment, net of tax	4,104	(61)	(589)	650	4,104
Unrealized (losses) gains on cash flow hedges, net of tax	973	—	—	—	973
Reclassification adjustment for gains in net income	985	—	—	—	985
Other comprehensive (loss) income	6,062	(61)	(589)	650	6,062
Comprehensive income	$17,113	$14,569	$2,283	$(16,852)	$17,113

Unaudited Condensed Consolidating Statements of Comprehensive Income
Nine Months Ended September 30, 2012
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net income	$26,355	$36,126	$9,090	$(45,216)	$26,355
Other comprehensive income:
Foreign currency translation adjustment, net of tax	1,900	936	970	(1,906)	1,900
Unrealized (losses) gains on cash flow hedges, net of tax	556	—	—	—	556
Reclassification adjustment for gains in net income	3,700	—	—	—	3,700
Other comprehensive income	6,156	936	970	(1,906)	6,156
Comprehensive income	$32,511	$37,062	$10,060	$(47,122)	$32,511

Unaudited Condensed Consolidating Statements of Comprehensive Income
Three Months Ended September 30, 2011
(As Restated)
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net income	$18,287	$20,840	$2,959	$(23,799)	$18,287
Other comprehensive income:
Foreign currency translation adjustment, net of tax	(8,070)	(550)	1,579	(1,029)	(8,070)
Unrealized (losses) gains on cash flow hedges, net of tax	(2,801)	—	—	—	(2,801)
Reclassification adjustment for gains in net income	(54)	—	—	—	(54)
Other comprehensive income	(10,925)	(550)	1,579	(1,029)	(10,925)
Comprehensive income	$7,362	$20,290	$4,538	$(24,828)	$7,362

Unaudited Condensed Consolidating Statements of Comprehensive Income
Nine Months Ended September 30, 2011
(As Restated)
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net income	$79,113	$69,481	$10,427	$(79,908)	$79,113
Other comprehensive income:
Foreign currency translation adjustment, net of tax	(4,943)	(794)	2,178	(1,384)	(4,943)
Unrealized (losses) gains on cash flow hedges, net of tax	(2,906)	—	—	—	(2,906)
Reclassification adjustment for gains in net income	(120)	—	—	—	(120)
Other comprehensive income	(7,969)	(794)	2,178	(1,384)	(7,969)
Comprehensive income	$71,144	$68,687	$12,605	$(81,292)	$71,144

Unaudited Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2012
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$1,054	$90,707	$26,393	$—	$118,154
Investing Activities:
Change in restricted cash	—	5,721	250	—	5,971
Purchase of property and equipment	—	(5,044)	(3,831)	—	(8,875)
Proceeds from disposal of property and equipment	—	64	333	—	397
Net cash provided by (used in) investing activities	—	741	(3,248)	—	(2,507)
Financing Activities:
Issuance of common stock—equity plans	2,399	—	—	—	2,399
Purchase of treasury stock and other, net	(3,270)	—	—	—	(3,270)
Proceeds from bank advances	—	—	7,090	—	7,090
Change in inter-company receivable/payable	—	201	(201)	—	—
Net cash (used in) provided by financing activities	(871)	201	6,889	—	6,219
Effect of exchange rates on cash and cash equivalents	—	—	906	—	906
Net increase in cash and cash equivalents	183	91,649	30,940	—	122,772
Cash and Cash Equivalents, Beginning of Period	150,171	93,285	42,056	—	285,512
Cash and Cash Equivalents, End of Period	$150,354	$184,934	$72,996	$—	$408,284

Unaudited Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2011
(As Restated)
(in thousands)

	JDA Software Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$105,089	$20,272	$4,680	$—	$130,041
Investing Activities:
Change in restricted cash	(26)	(2,201)	(66)	—	(2,293)
Purchase of property and equipment	—	(5,787)	(1,838)	—	(7,625)
Proceeds from disposal of property and equipment	—	51	—	—	51
Net cash (used in) provided by investing activities	(26)	(7,937)	(1,904)	—	(9,867)
Financing Activities:
Issuance of common stock—equity plans	5,261	—	—	—	5,261
Purchase of treasury stock and other, net	(5,166)	—	—	—	(5,166)
Debt issuance costs	(1,727)	—	—	—	(1,727)
Conversion of warrants	671	—	—	—	671
Change in inter-company receivable/payable	—	(398)	398	—	—
Net cash provided by (used in) financing activities	(961)	(398)	398	—	(961)
Effect of exchange rates on cash and cash equivalents	—	—	(1,173)	—	(1,173)
Net increase in cash and cash equivalents	104,102	11,937	2,001	—	118,040
Cash and Cash Equivalents, Beginning of Period	46,012	87,619	37,987	—	171,618
Cash and Cash Equivalents, End of Period	$150,114	$99,556	$39,988	$—	$289,658

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

The following tables summarize the effects of the restatement on the condensed consolidated financial statements of income for the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Software licenses	$33,139	$1,587	$34,726	$91,534	$9,057	$100,591
Maintenance services	68,261	(629)	67,632	199,129	(584)	198,545
Product revenues	105,138	958	106,096	303,245	8,473	311,718
Consulting services	60,392	578	60,970	177,069	87	177,156
Service revenues	66,425	578	67,003	194,334	87	194,421
Total revenues	171,563	1,536	173,099	497,579	8,560	506,139
Cost of maintenance services	13,704	(50)	13,654	42,362	14	42,376
Cost of product revenues	16,439	(50)	16,389	50,894	14	50,908
Cost of consulting services	44,821	(316)	44,505	138,998	(983)	138,015
Cost of service revenues	50,854	(316)	50,538	156,263	(983)	155,280
Total cost of revenues	67,293	(366)	66,927	207,157	(969)	206,188
Gross Profit	104,270	1,902	106,172	290,422	9,529	299,951
Product development	18,946	(199)	18,747	58,889	(288)	58,601
Sales and marketing	26,144	(388)	25,756	77,748	(388)	77,360
General and administrative	16,018	(203)	15,815	54,420	68	54,488
Restructuring charges	768	—	768	1,749	(470)	1,279
Total operating expenses	71,438	(790)	70,648	184,178	(1,078)	183,100
Operating income	32,832	2,692	35,524	106,244	10,607	116,851
Interest income and other, net	(521)	(120)	(641)	(2,672)	31	(2,641)
Income before income taxes	26,918	2,812	29,730	89,831	10,576	100,407
Income tax provision	10,115	1,328	11,443	17,381	3,913	21,294
Net income	16,803	1,484	18,287	72,450	6,663	79,113
Basic net income per common share	$0.40	$0.03	$0.43	$1.71	$0.16	$1.87
Diluted net income per common share	$0.39	$0.04	$0.43	$1.70	$0.15	$1.85

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

•
Adjustments to cost of revenue and operating expenses related to certain employee expenses, costs associated with the acquisition of i2, and the result of certain changes in assumptions related to equity compensation.

•	Provision for income taxes includes adjustments to deferred tax assets and income tax effects of other restatement adjustments.

The following tables present the effect of the restatement adjustments on the condensed consolidated statements of comprehensive income:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net income	$16,803	$1,484	$18,287	$72,450	$6,663	$79,113
Foreign currency translation adjustment, net of tax	(8,075)	5	(8,070)	(4,958)	15	(4,943)
Unrealized gains (losses) on cash flow hedges, net of tax	(2,856)	55	(2,801)	(3,026)	120	(2,906)
Reclassification adjustment for (gains) losses in net income	—	(54)	(54)	—	(120)	(120)
Other comprehensive income	(10,931)	6	(10,925)	(7,984)	15	(7,969)
Comprehensive income	5,872	1,490	7,362	64,466	6,678	71,144

The following table presents the effect of the restatement adjustments on the condensed consolidated statements of cash flows as well as the reclassification of payments of direct costs related to acquisitions in net cash provided by (used in) investing activities to net cash provided by operating activities as these amounts reflect certain acquired lease payments:

	Nine Months Ended September 30, 2011
	As Reported	Adjustments	As Restated
Net income	$72,450	$6,663	$79,113
Stock-based compensation	13,073	(912)	12,161
Deferred income taxes	14,652	3,914	18,566
Accounts receivable	(17,674)	878	(16,796)
Prepaid expenses and other assets	(12,772)	9,798	(2,974)
Accounts payable	(13,817)	(1,140)	(14,957)
Accrued expenses and other liabilities	9,749	(9,090)	659
Deferred revenue	20,935	(12,690)	8,245
Net cash provided by operating activities	132,620	(2,579)	130,041
Payment of direct costs related to acquisitions	(2,579)	2,579	—
Net cash used in investing activities	(12,446)	2,579	(9,867)

See also Note 13, “Condensed Consolidating Financial Information,” for a description of the Company's adjustments to its historical presentation of its condensed consolidating financial information.

15. Subsequent Events
Merger Agreement
On November 1, 2012, the Company announced that it has entered into an Agreement and Plan of Merger with RP Crown Parent, LLC and RP Crown Acquisition Sub, LLC ("Purchaser"), affiliates of RedPrairie which will result in the Company becoming a private company.
Under the terms of the merger agreement, which has been unanimously approved by the Company's Board of Directors, Purchaser will acquire all of the outstanding shares of the Company's common stock for $45.00 per share in cash and will commence a tender offer for all of the outstanding shares of the Company no later than November 15, 2012.
The transaction is conditioned upon, among other things, satisfaction of the minimum tender condition described in the merger agreement, the receipt of the Federal Trade Commission's approval under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976, and other customary closing conditions.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements concerning, among other things, our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures; research and development programs; sales and marketing initiatives; and competition. Forward-looking statements are generally accompanied by words such as "will" or "expect" and other words with forward-looking connotations. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2011. You should carefully consider the risks and uncertainties described under this section.

Restatement

See Note 14 to our Condensed Consolidated Financial Statements for a description of the restatement of our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011 and a summary of the impact of such restatement on the applicable unaudited quarterly financial information for the three and nine months ended September 30, 2011 presented in this Quarterly Report.

Results of Operations

Revenues
The following table summarizes revenues and the components of total revenue as a percentage of total revenue (in thousands, except percentages):

	Three Months Ended September 30,				Dollar change from	Nine Months Ended September 30,				Dollar change from
	2012		2011 (As Restated)		2011	2012		2011 (As Restated)		2011
Software licenses	$27,544	17%	$34,726	20%	$(7,182)	$84,977	17%	$100,591	20%	$(15,614)
Subscriptions and other recurring revenues	3,909	2%	3,738	2%	171	11,695	2%	12,582	2%	(887)
Maintenance services	68,784	42%	67,632	39%	1,152	202,312	41%	198,545	39%	3,767
Product revenues	100,237	61%	106,096	61%	(5,859)	298,984	60%	311,718	62%	(12,734)
Service revenues	64,283	39%	67,003	39%	(2,720)	196,479	40%	194,421	38%	2,058
Total revenues	$164,520	100%	$173,099	100%	$(8,579)	$495,463	100%	$506,139	100%	$(10,676)

Software and Subscription Revenues
The following table summarizes software and subscription revenues by region (in thousands):

	Three Months Ended September 30,		Dollar change from	Nine Months Ended September 30,		Dollar change from
	2012	2011 As Restated (1)	2011	2012	2011 As Restated (1)	2011
Americas	$23,293	$29,387	$(6,094)	$67,080	$75,972	$(8,892)
Europe	4,922	7,358	(2,436)	19,061	27,904	(8,843)
Asia/Pacific	3,238	1,719	1,519	10,531	9,297	1,234
Total software & subscription revenues	$31,453	$38,464	$(7,011)	$96,672	$113,173	$(16,501)
(1) The restatement added $1.9 million and $0.2 million of revenue to the Americas, and Asia Pacific, respectively and reduced revenue by $0.5 million from Europe's for software and subscription for the three months ended September 30, 2011. The restatement added $6.6 million, and $2.4 million of revenue to the Americas, and Asia Pacific, respectively and reduced Europe's software and subscriptions revenue by less than $0.1 million for the nine months ended September 30, 2011.
The decrease in software and subscription revenues for the three months ended September 30, 2012 is primarily due to fewer large dollar transaction sales in the America's manufacturing clients and declining sales in Europe, partially offset by sales increases in the Asia Pacific region, and continued improvement in sales to North American retail industry customers, compared to the same quarter last year. There were 6 large transactions (greater than $1.0 million), in the three months ended September 30, 2012 as compared to 10 large transaction in same period of 2011. The decrease in software and subscription revenues for the nine months ended September 30, 2012 is primarily due to a decrease in first and third quarter sales primarily across the America's manufacturing clients and Europe, compared to the same period last year. There were 24 large transactions (greater than $1.0 million), in the nine months ended September 30, 2012 as compared to 29 large transaction in the same period of 2011. Our trailing twelve month average selling price decreased to $0.7 million at September 30, 2012 compared to $0.8 million at September 30, 2011.
Maintenance Services
Maintenance services revenues increased for the three months and nine months ended September 30, 2012 compared to the three months and nine months ended September 30, 2011 primarily due to the continued strong retention rate and the high level of attachment of maintenance contracts to new license deals. The year to date retention rate at September 30, 2012 remained high at 95.3% percent compared to 95.7% percent at September 30, 2011. Foreign exchange rate variances resulted in a $0.4 million decrease on maintenance services revenues for the three months ended September 30, 2012 when compared to the same periods in 2011.
Service Revenues
Service revenues, which include consulting services, Cloud Services, education services revenues, and reimbursed expenses, decreased for the three months ended September 30, 2012, when compared to the same period in 2011 due to the reduction in services work from a large customer in the ASPAC region and a decrease in billable hours partially offset by an increase in average realized rate. Service revenues increased for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to consulting services and improved realized billing rates, partially offset by a decrease in billable hours and the reduction in services work from the previously noted large customer.
Gross Profits (in thousands, except percentage amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011 As Restated	2012	2011 As Restated
Total gross profit on product revenues	$83,400	$89,707	$247,973	$260,810
Total gross profit on service revenues	13,357	16,465	42,214	39,141
Product gross profit as a percentage of products sales	83%	85%	83%	84%
Service gross profit as a percentage of services	21%	25%	21%	20%

Gross Profit on Product Revenues. The decrease in product gross profits for the three months ended September 30, 2012 as compared to the same period of 2011 is primarily due to lower software revenues. For similar reasons product gross profits for the nine months ended September 30, 2012 declined slightly as compared to the same period of 2011.
Gross Profit on Service Revenues. Gross profit and gross profit as a percentage of services for the three months ended September 30, 2012 decreased due to the decline in billable hours performed as compared to the same periods of 2011, partially offset by an increase in realized billing rates during this time period. For the nine months ended September 30, 2012, services gross profit increased compared to the prior year period primarily due to increases in realized billable rates.

Operating Expenses
Product Development
The following table summarizes product development expenses in dollars and as a percentage of total revenues (in thousands, except percentage amounts):

	Three Months Ended September 30,				Dollar change from	Nine Months Ended September 30,				Dollar change from
	2012		2011 As Restated		2011	2012		2011 As Restated		2011
Product development	$18,297	11%	$18,747	11%	$(450)	$56,101	11%	$58,601	12%	$(2,500)
Product development expense for the three months ended September 30, 2012 and 2011 were comparable.  Product development expenses for the nine months ended September 30, 2012 decreased by $2.5 million from the same period in 2011 primarily due to favorable currency rate movements, specifically in the India Rupee.

Sales and Marketing
The following table summarizes sales and marketing expenses in dollars and as a percentage of total revenues (in thousands, except percentage amounts):

	Three Months Ended September 30,				Dollar change from	Nine Months Ended September 30,				Dollar change from
	2012		2011 As Restated		2011	2012		2011 As Restated		2011
Sales and Marketing	$24,265	15%	$25,756	15%	$(1,491)	$73,632	15%	$77,360	15%	$(3,728)
Sales and marketing expenses in the three and nine months ended September 30, 2012 were comparable to each prior year period, on a percent of revenue basis. On a real dollar basis, sales and marketing expenses decreased compared to the same period in 2011 primarily due to a reduction in commission expense due to license sales being less in each of the current year periods.

General and Administrative
The following table summarizes general and administrative expenses in dollars and as a percentage of total revenues (in thousands, except percentage amounts):

	Three Months Ended September 30,				Dollar change from	Nine Months Ended September 30,				Dollar change from
	2012		2011 As Restated		2011	2012		2011 As Restated		2011
General and administrative	$21,009	13%	$15,815	9%	$5,194	$70,354	14%	$54,488	11%	$15,866

General and administrative expenses were higher in the three months ended September 30, 2012 compared to the same period in 2011 primarily due to an approximate $0.8 million increase in headcount, $0.9 million of higher non-cash stock based compensation, approximately $1 million of expense associated with the effective portion of the cash flow hedge and $1.7 million of professional service fees associated with our investigation of our revenue accounting practices and the restatement of our previously issued financial statements.  Additionally, the third quarter 2011 costs included a $0.8 million recovery of a receivable previously written off.  General and administrative expenses increased in the nine months ended September 30, 2012 compared to the same period in 2011 due to   $12.5 million of professional service fees associated with our investigation of our revenue accounting practices and the restatement of our previously issued financial statements, approximately $3.8 million of expense associated with the effective portion of the cash flow hedge, approximately $1.7 million associated with increased compensation and headcount, partially offset by an approximate $3.5 million reduction in legal costs and $1.6 million of lower non-cash stock based compensation. Additionally, the year to date 2011 costs included a $2.4 million recovery of a receivable previously written off.

We expect to incur approximately $15.0 million of professional service fees associated with our investigation of our revenue accounting practices and the restatement of our previously issued financial statements in 2012.
Amortization of Intangibles (in thousands):

	Three Months Ended September 30,		Dollar change from	Nine Months Ended September 30,		Dollar change from
	2012	2011	2011	2012	2011	2011
Amortization of intangibles	$9,530	$9,562	$(32)	$28,590	$28,872	$(282)
Amortization of intangibles for three and nine months ended September 30, 2012 remained comparable to the same periods in 2011.
Restructuring Charges (in thousands):

	Three Months Ended September 30,		Dollar change from	Nine Months Ended September 30,		Dollar change from
	2012	2011	2011	2012	2011 As Restated	2011
Restructuring charges	$(163)	$768	$(931)	$2,280	$1,279	$1,001
The decrease in restructuring charges for the three month period ended September 30, 2012 compared to the same period in 2011 was primarily due to the 2012 restructuring plan being materially complete in the first half of 2012. The increase in restructuring charges for the nine month period ended September 30, 2012 compared to the same period in 2011 was primarily due to charges of $2.3 million related to the 2012 restructuring plan. The restructuring charges for the three and nine months ended September 30, 2012 included severance costs for former employees who were terminated in this period. As of September 30, 2012, approximately $2.3 million of costs associated with these restructuring charges have been paid and $0.2 million is included under the caption "Accrued expenses and other liabilities".
Other Operating Expenses (in thousands):

	Three Months Ended September 30,		Dollar change from	Nine Months Ended September 30,		Dollar change from
	2012	2011	2011	2012	2011	2011
Litigation settlement	$—	$—	$—	$—	$(37,500)	$37,500
Litigation Settlement. We received $35.0 million in cash and a $2.5 million license and technical support credit related to a favorable litigation settlement of a patent infringement claim against Oracle Corporation in the first quarter of 2011.
Interest Expense and Other Income (in thousands):

	Three Months Ended September 30,		Dollar change from	Nine Months Ended September 30,		Dollar change from
	2012	2011 As Restated	2011	2012	2011 As Restated	2011
Interest expense and amortization of loan fees	$6,608	$6,435	$173	$19,562	$19,085	$477
Interest Income and other, net	$(1,253)	$(641)	$(612)	$(3,192)	$(2,641)	$(551)
Interest Expense and Other Income. The interest expense and amortization of loan fees remained relatively comparable for the periods presented above. The increase in interest income and other, net for the three and nine months ended September 30, 2012 increased as compared to the same periods in 2011 as a result of increased cash balances and net foreign currency gains.
Income Tax Provision
We recorded an income tax provision of $7.4 million and $11.4 million for the three months ended September 30, 2012 and 2011, respectively, representing effective income tax rates of 40.2% and 38.5%, respectively. We recorded an income tax provision of $16.5 million and $21.3 million for the nine months ended September 30, 2012 and 2011, respectively, representing effective income tax rates of 38.5% and 21.2%, respectively. Our effective income tax rate during the three and nine months ended

September 30, 2012 differs from the 35% U.S. statutory rate primarily due to the mix of net income by jurisdiction, state income taxes (net of federal benefit), settlement of foreign audits and other nondeductible items. Our effective income tax rate during the three and nine months ended September 30, 2011 differs from our statutory rate of 35% primarily due to the mix of revenue by jurisdiction, state income taxes (net of federal benefit) and the tax benefits related to a specified tax deduction that offsets a substantial portion of our litigation settlements received in the first quarter of 2011 as well as settlement of foreign tax liabilities in the second quarter of 2011.
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

A summary of the revenues, income before income taxes and depreciation attributable to each of these reportable business segments for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011 As Restated	2012	2011 As Restated
Revenues:
Supply Chain	$160,147	$166,850	$481,579	$489,964
Pricing and Revenue Management	4,373	6,249	13,884	16,175
	$164,520	$173,099	$495,463	$506,139
Income (Loss) Before Income Taxes:
Supply Chain	$54,694	$60,399	$162,318	$163,036
Pricing and Revenue Management	(499)	1,270	(1,864)	954
Other (see below)	(35,731)	(31,939)	(117,594)	(63,583)
	$18,464	$29,730	$42,860	$100,407
Depreciation:
Supply Chain	$3,693	$3,132	$10,974	$9,692
Pricing and Revenue Management	81	95	261	305
	$3,774	$3,227	$11,235	$9,997
Other:
General and administrative	$21,009	$15,815	$70,354	$54,488
Amortization of intangible assets	9,530	9,562	28,590	28,872
Restructuring charge and adjustments to acquisition-related reserves	(163)	768	2,280	1,279
Litigation settlement	—	—	—	(37,500)
Interest expense and amortization of loan fees	6,608	6,435	19,562	19,085
Interest income and other, net	(1,253)	(641)	(3,192)	(2,641)
	$35,731	$31,939	$117,594	$63,583
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. During the three months ended September 30, 2012, there were no significant changes in our critical accounting policies and estimates compared to those set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

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
We anticipate that our existing capital resources, along with the cash to be generated from operations and our existing line of credit will enable us to maintain currently planned operations, debt repayments and capital expenditures for the foreseeable future. For the nine months ended September 30, 2012 we have spent $8.9 million on capital expenditures and we expect to spend approximately $20 million for the full year 2012.
The amount of cash and cash equivalents reported in the Company's Condensed Consolidated Balance Sheet as of September 30, 2012, was $408.3 million, $71.9 million of which was held in foreign subsidiaries. The amount of cash and cash equivalents reported in the Company's Condensed Consolidated Balance Sheet as of December 31, 2011 was $285.5 million, $41.0 million of which was held in foreign subsidiaries.  After considering the working capital needs of the foreign subsidiaries, any tax effect of the repatriation would be nominal.
At any time prior to December 15, 2012, we may redeem all or a part of the Senior Notes at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and a “make whole” premium calculated as the greater of (i) 1% of the principal amount of the Senior Notes redeemed or (ii) the excess of the present value of the redemption price of the Senior Notes redeemed at December 15, 2012 over the principal amount the Senior Notes redeemed. In addition, we may redeem the Senior Notes on or after December 15, 2012 at a redemption price of 104% of the principal amount, and on or after December 15, 2013 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest. Management and the board of directors are discussing alternatives relating to the Senior Notes. The discussion involves consideration of current interest costs, the current low cost of debt capital, our potential access to credit, our credit ratings, our available cash and liquidity, the potential alternative uses of our cash and liquidity, including alternatives to the allocation of capital between strategic investments and shareholders. As a result we may leave the notes in place, repurchasing the notes with available cash or refinance the notes.

Cash Flows
Operating activities provided cash of $118.2 million and $130.0 million during the nine months ended September 30, 2012 and 2011, respectively. The decrease in cash flow is a result of the inclusion of a $37.5 million favorable litigation settlement in 2011 net income. Changes in working capital provided approximately $26.4 million of cash in the nine months ended September 30, 2012 and used approximately $25.8 million of cash in the nine months ended September 30, 2011. This year over year improvement is due primarily to the favorable impact from the decrease in comparative accounts receivable and accrued liabilities movements . Net accounts receivable were $96.8 million, or 53 days sales outstanding ("DSO"), at September 30, 2012 compared to $114.8 million, or 56 days DSO, at December 31, 2011. DSO results can fluctuate significantly on a quarterly basis due to a number of factors including the timing of annual maintenance renewals, seasonality, the percentage of total revenues that comes from software license sales which may have installment payment terms, shifts in customer buying patterns, the timing of customer payments, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.
Investing activities used $2.5 million and $9.9 million of cash during the nine months ended September 30, 2012 and 2011, respectively. Investing activities in 2012 and 2011 primarily related to the change in restricted cash and the purchase of property and equipment.
Financing activities provided $6.2 million of cash during the nine months ended September 30, 2012 and used $1.0 million of cash during the same period in 2011. Financing activities include proceeds from the issuance of common stock under our stock plans and the repurchase of shares tendered by employees for payment of applicable statutory withholding taxes on the issuance of restricted stock. At the end of the third quarter, approximately $7 million related to a currency settlement had been received, but the outgoing funds had not yet cleared our account. Accordingly, our statement of cash flows shows a financing activity change of this amount. We expect this amount to reverse in the fourth quarter of this year. Additionally, in the nine months ended September 30, 2011, we used $1.7 million in cash associated with our debt issuance costs on our $100.0 million line of credit.
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
Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on September 30, 2012 were not effective because of the material weakness related to revenue recognition described below. The Public Company Accounting Oversight Board's (PCAOB) Auditing

Standard No. 5 defines a material weakness as a deficiency, or combination of deficiencies, that result in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

To remediate the material weakness and other control deficiencies, the Company has implemented and/or plan to implement a number of measures including those listed below.  To date, the Company has implemented several controls to address the material weakness related to revenue recognition.  Specifically, an additional control has been implemented that assesses the existence of linkage between software contracts and related consulting services.  Additionally, the Company has strengthened existing controls related to  VSOE calculations for Cloud and Consulting Services.  The Company has tested these controls' operating effectiveness, and pending successful testing again at year-end, expects to remediate the material weakness by December 31, 2012.

•
Staffing: We have made several organizational changes to enhance the skills and capabilities of the organization, including a new Chief Accounting Officer, Chief Legal Officer, and Vice President of Internal Assurance. The Chief Accounting Officer has significant experience in revenue recognition with an emphasis in the software industry and the Chief Legal Officer has significant technology and software experience.

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

Item 1A. Risk Factors
Item 1A. Risk Factors” of our Annual Report on Form 10-K includes a discussion of our risk factors. The information below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Except as presented below, there have been no material changes from the risk factors described in our Form 10-K.
We may incur an impairment of goodwill if we fail to meet revenue projections for our Pricing and Revenue Management segment.
Our  Pricing and Revenue Management segment has not achieved its current year revenue projections as of the date this report and may not achieve our original projections for fiscal year 2012, which could result in a decline in revenue from 2011.  Although we have determined an impairment for this segment's assets is not required for the quarter ended September 30, 2012, we may record an impairment against this segment, which includes $3.7 million in a goodwill intangible asset, if there is a further decline in this segment's operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Not applicable

Item 3. Defaults Upon Senior Securities

Information pertaining to our nonpayment defaults under the Indenture governing our Senior Notes and undrawn Credit Facility that was cured by the filing of our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2012 can be found in Note 7 to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, and is incorporated by reference herein.

Item 4. Mine Safety Disclosures - Not applicable

Item 5. Other Information - Not applicable

Item 6. Exhibits - See Exhibits Index

JDA SOFTWARE GROUP, INC.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDA SOFTWARE GROUP, INC.
Dated:	November 1, 2012	By:	/s/ Hamish N. Brewer
Hamish N. Brewer
President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Peter S. Hathaway
Peter S. Hathaway
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Item 5. Exhibits

Exhibit #		Description of Document

3.1	—
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